Form 10-Q
period 2009-09-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2009-11-02
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of October 29, 2009 was 81,336,910.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited, in thousands, except par value data)
ASSETS
Current Assets:
Cash and cash equivalents	$261,559	$199,582
Marketable securities	124,350	19,193
Accounts receivable, net	164,802	144,509
Inventories, net	97,253	72,972
Prepaid expenses and other current assets	16,420	17,605
Current deferred tax assets, net	19,481	16,179
Income taxes receivable	2,237	—

Total current assets	686,102	470,040
Property, plant and equipment, net	122,479	90,228
Deferred tax assets, net	4,499	14,850
Goodwill	152,936	114,634
Intangible assets, net	443,359	467,795
Other assets	14,745	28,385

Total non-current assets	738,018	715,892

	$1,424,120	$1,185,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$40,415	$41,638
Accrued liabilities	328,791	231,450
Notes payable and current portion of long-term debt	48,072	666
Deferred revenue	7,601	15,415
Income taxes payable	10,349	2,497
Current deferred tax liabilities, net	—	2,446
Current liabilities for uncertain tax positions	348	478

Total current liabilities	435,576	294,590
Long-term debt, less current portion	550,885	398,136
Deferred revenue	11,030	11,841
Deferred tax liabilities, net	18,137	812
Liabilities for uncertain tax positions	16,670	53,425
Other liabilities	55,235	175,380

Total non-current liabilities	651,957	639,594

Total liabilities	1,087,533	934,184

Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 81,070 (September 30, 2009) and 81,753 (December 31, 2008) shares outstanding (after deducting shares in treasury of 21,296 as of September 30, 2009 and 18,688 as of December 31, 2008)	811	818
Additional capital	1,113,834	1,138,575
Accumulated deficit	(804,449)	(905,784)
Accumulated other comprehensive income	26,372	18,122

Total Valeant stockholders’ equity	336,568	251,731
Noncontrolling interest	19	17

Total stockholders’ equity	336,587	251,748

	$1,424,120	$1,185,932

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited, in thousands, except per share data)
Revenues:
Product sales	$182,529	$153,181	$502,227	$431,142
Service revenue	5,035	—	17,379	—
Alliances (including ribavirin royalties)	32,754	15,243	70,333	42,821

Total revenues	220,318	168,424	589,939	473,963

Costs and expenses:
Cost of goods sold (excluding amortization)	52,295	42,698	134,742	126,327
Cost of services	4,047	—	13,710	—
Selling, general and administrative	67,230	71,458	193,981	211,669
Research and development costs, net	11,296	23,239	29,176	75,100
Special charges and credits including acquired in-process research and development	—	—	1,974	—
Restructuring, asset impairments and dispositions	307	3,527	3,212	4,294
Amortization expense	17,616	11,488	51,725	37,616

Total costs and expenses	152,791	152,410	428,520	455,006

Income from operations	67,527	16,014	161,419	18,957
Other expense, net including translation and exchange	(1,350)	(1,555)	(784)	(3,384)
Gain (loss) on early extinguishment of debt	(155)	(14,882)	7,221	(14,882)
Interest income	1,129	3,066	3,689	13,026
Interest expense	(13,972)	(10,053)	(30,536)	(36,762)

Income (loss) from continuing operations before income taxes	53,179	(7,410)	141,009	(23,045)
Provision (benefit) for income taxes	15,545	(148)	39,541	33,726

Income (loss) from continuing operations	37,634	(7,262)	101,468	(56,771)
Income (loss) from discontinued operations, net of tax	(354)	210,154	(131)	187,134

Net income	37,280	202,892	101,337	130,363
Less: Net income attributable to noncontrolling interest	—	1	2	5

Net income attributable to Valeant	$37,280	$202,891	$101,335	$130,358

Basic income per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$0.46	$(0.08)	$1.23	$(0.64)
Income (loss) from discontinued operations attributable to Valeant	—	2.39	—	2.10

Net income per share attributable to Valeant	$0.46	$2.31	$1.23	$1.46

Diluted income per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$0.45	$(0.08)	$1.21	$(0.64)
Income (loss) from discontinued operations attributable to Valeant	(0.01)	2.39	—	2.10

Net income per share attributable to Valeant	$0.44	$2.31	$1.21	$1.46

Shares used in per share computation — Basic	81,907	87,988	82,407	89,123

Shares used in per share computation — Diluted	83,869	87,988	84,040	89,123

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended September 30, 2009 and 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited, in thousands)

Net income	$37,280	$202,892	$101,337	$130,363
Other comprehensive income (loss):
Foreign currency translation adjustments	11,669	(72,779)	8,195	(2,240)
Unrealized gain (loss) on marketable equity securities	(172)	—	—	1,084
Unrealized gain (loss) on hedges	(156)	421	(100)	448
Pension liability adjustment	169	2,576	155	2,737

Comprehensive income	$48,790	$133,110	$109,587	$132,392

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and 2008

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited, in thousands)
Cash flows from operating activities:
Net income	$101,337	$130,363
Income (loss) from discontinued operations	(131)	187,134

Income (loss) from continuing operations	101,468	(56,771)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	63,692	51,798
Provision for losses on accounts receivable and inventory	1,833	20,293
Stock compensation expense	10,854	1,341
Excess tax deduction from stock options exercised	(1,200)	—
Translation and exchange losses, net	625	3,384
Impairment charges and other non-cash items	11,152	(996)
Payments of accreted interest on long-term debt	(35,338)	—
Deferred income taxes	4,023	(22,582)
(Gain) loss on extinguishment of debt	(7,221)	2,842
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,481)	30,723
Inventories	(10,038)	(17,620)
Prepaid expenses and other assets	4,296	8,859
Trade payables and accrued liabilities	14,714	(1,935)
Income taxes	6,601	36,626
Other liabilities	(25,117)	2,684

Cash flow from operating activities in continuing operations	133,863	58,646
Cash flow from operating activities in discontinued operations	(2,860)	9,632

Net cash provided by operating activities	131,003	68,278

Cash flows from investing activities:
Capital expenditures	(13,272)	(9,456)
Proceeds from sale of assets	562	728
Proceeds from sale of businesses	3,342	48,575
Proceeds from investments	21,341	151,047
Purchase of investments	(124,526)	(139,722)
Acquisition of businesses, license rights and product lines	(118,261)	(1,306)

Cash flow from investing activities in continuing operations	(230,814)	49,866
Cash flow from investing activities in discontinued operations	(4,937)	462,418

Net cash provided by (used in) investing activities	(235,751)	512,284

Cash flows from financing activities:
Payments on long-term debt and notes payable	(150,951)	(300,712)
Proceeds from capitalized lease financing, long-term debt and notes payable	348,863	125
Stock option exercises and employee stock purchases	34,372	18,589
Excess tax deduction from stock options exercised	1,200	—
Purchase of treasury stock	(62,110)	(91,422)

Cash flow from financing activities in continuing operations	171,374	(373,420)
Cash flow from financing activities in discontinued operations	—	(43)

Net cash provided by (used in) financing activities	171,374	(373,463)

Effect of exchange rate changes on cash and cash equivalents	(4,649)	4,799

Net increase in cash and cash equivalents	61,977	211,898
Cash and cash equivalents at beginning of period	199,582	309,365

Cash and cash equivalents at end of period	261,559	521,263

Cash and cash equivalents classified as part of discontinued operations	—	—

Cash and cash equivalents of continuing operations	$261,559	$521,263

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)
     In the consolidated condensed financial statements included herein, “we,” “us,” “our,” “Valeant” and the “Company” refer to Valeant Pharmaceuticals International and its subsidiaries. The consolidated condensed financial statements have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared on the basis of accounting principles generally accepted in the United States of America (the “United States” or “U.S.”) have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although we believe that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed on May 28, 2009 (the “2008 Annual Report 8-K”). The year-end condensed balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.
1. Organization and Summary of Significant Accounting Policies
     Organization: We are a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”), revenue from our agreement with Mylan (as defined in Note 3 below), and revenues associated with the Collaboration and License Agreement with GSK (as defined in Note 3 below). We also generate alliance revenue and service revenue from the development of dermatological products by our subsidiary, Dow Pharmaceutical Sciences, Inc. (“Dow”).
     Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Valeant Pharmaceuticals International, its wholly-owned subsidiaries and its majority-owned subsidiary in Poland. All significant intercompany account balances and transactions have been eliminated.
     Marketable Securities: Marketable securities include short-term commercial paper, bank certificates of deposit and corporate bonds which, at the time of purchase, have maturities of greater than three months. Marketable securities are generally categorized as held-to-maturity and are thus carried at amortized cost, because we have both the intent and the ability to hold these investments until they mature. As of September 30, 2009 and December 31, 2008, the fair value of these marketable securities approximated cost. As of December 31, 2008, corporate bonds were categorized as available-for-sale and are carried at fair value.
     Accumulated Other Comprehensive Income: The components of accumulated other comprehensive income consists of accumulated foreign currency translation adjustments, pension funded status and changes in the fair value of derivative instruments.
     Discontinued Operations: The results of operations related to our product rights in Infergen and our business operations located in Western and Eastern Europe, Middle East and Africa (the “WEEMEA business”) have been reflected as discontinued operations in our consolidated financial statements. For more details regarding our discontinued operations, see Note 5.
     Derivative Financial Instruments: We account for derivative financial instruments based on whether they meet our criteria for designation as hedging transactions, either as cash flow, net investment or fair value hedges. Our derivative instruments are recorded at fair value and are included in other assets or accrued liabilities. Depending on the nature of the hedge, changes in the fair value of a hedge are either offset against the change in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.
Recently Adopted Accounting Standards:
     In the third quarter of 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (collectively, the “Codification”), which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the Codification became the only level of authoritative GAAP, other than guidance issued by the SEC. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). ASUs will serve to update the Codification, provide background information about the guidance and provide the bases for conclusions on change(s) in the Codification. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our consolidated financial statements. However, references to specific accounting standards in the notes to our consolidated condensed financial statements have been changed to refer to the appropriate section of the Codification.
     In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, which was primarily codified into ASC 810. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component of equity in the consolidated financial statements. In addition, the guidance changes the way the consolidated statement of operations is presented and requires consolidated net income to be reported at amounts that include the amount attributable to both Valeant and the noncontrolling interest. The adoption of this guidance in the first quarter of 2009 changed the presentation format of our consolidated statements of operations and consolidated balance sheets but did not have an impact on net income or equity attributable to Valeant stockholders.
     In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which was primarily codified into ASC 820-10-55. This guidance provided a one year deferral of the effective date of ASC 820 for certain non-financial assets and non-financial liabilities until interim periods for fiscal years beginning after November 15, 2008. The adoption of the provisions of ASC 820 for non-financial assets and non-financial liabilities in the first quarter of 2009 did not have a material impact on our financial position, cash flows or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which was primarily codified into ASC 805. This standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This standard also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Among other requirements, this standard expands the definition of a business combination, requires acquisitions to be accounted for at fair value, and requires transaction costs and restructuring charges to be expensed. This standard is effective for fiscal years beginning on or after December 15, 2008. ASC 805 requires that any reduction to a tax valuation allowance established in purchase accounting that does not qualify as a measurement period adjustment will be accounted for as a reduction to income tax expense, rather than a reduction of goodwill. We adopted this standard as of January 1, 2009. The adoption did not have a material effect on our consolidated financial statements.
     In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, Accounting for Collaborative Arrangements, which was primarily codified into ASC 808. This guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This guidance also establishes the

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. This guidance is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all prior periods presented is required for all collaborative arrangements existing as of the effective date. We adopted this guidance on January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which was primarily codified into ASC 815. This guidance requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted this guidance on January 1, 2009. The adoption of the standard did not have a material impact on our consolidated financial statements.
     In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which was primarily codified into ASC 350. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under ASC 805. We adopted this guidance on January 1, 2009. The adoption of the standard did not have a material effect on our consolidated financial statements.
     In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which was primarily codified into ASC 470-20. ASC 470-20 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires bifurcation of a component of the debt instruments, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense.
     We adopted ASC 470-20 on January 1, 2009. The guidance was applied retrospectively to all periods presented. ASC 470-20 is effective for our 3.0% Convertible Subordinated Notes (the “3.0% Notes”) and our 4.0% Convertible Subordinated Notes (the “4.0% Notes”) issued in 2003, each of which had an original principal amount of $240.0 million. The adoption of ASC 470-20 resulted in an increase in interest expense and decrease in net income from continuing operations of $2.2 million and $8.4 million for the three and nine months ended September 30, 2009, respectively. The impact on basic and diluted earnings per share was a reduction of $0.03 and $0.10 in the three and nine months ended September 30, 2009, respectively. The adoption resulted in an increase in interest expense and net loss from continuing operations of $3.8 million and $11.2 million for the three and nine months ended September 30, 2008, respectively. Basic and diluted loss per share increased $0.04 and $0.13 for the three and nine months ended September 30, 2008, respectively, as a result of the adoption. The adoption also resulted in an increase in additional capital of $70.0 million as of January 1, 2009. See Note 9 for additional information regarding our implementation of ASC 470-20.
     In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was primarily codified into ASC 320. This standard provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. The standard is effective for interim reporting periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009. The adoption did not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was primarily codified into ASC 825. This standard extends disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
in annual financial statements. The standard is effective for interim reporting periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009 and have provided the additional disclosures required in Note 9.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was codified into ASC 855. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard does not apply to subsequent events or transactions that are within the scope of other applicable U.S. GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This guidance is effective for interim or annual reporting periods ending after June 15, 2009. We adopted the standard in the second quarter of 2009. In accordance with this standard, we evaluated subsequent events through November 2, 2009, the issuance date of these financial statements (see Note 17).
New Accounting Standards Not Yet Adopted:
     In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which was primarily codified into ASC 715. This standard provides additional guidance regarding an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This standard requires an employer to disclose information about how investment allocation decisions are made and the investment policies and strategies that support those decisions, major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements of plan assets and significant concentrations of credit risk within plan assets. The disclosures about plan assets are to be provided for fiscal years ending after December 15, 2009. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was primarily codified into ASC 810. This standard changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. This standard also requires enhanced disclosures about an enterprise’s involvement with a VIE. This guidance will be effective as of the beginning of interim and annual reporting periods beginning after November 15, 2009. We are currently assessing the impact that the adoption of this guidance may have on our consolidated financial statements.
     In August 2009, the FASB issued ASU No. 2009-05, which provided amendments to ASC 820 for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. We are currently evaluating the impact this standard update will have on our consolidated financial statements.
     In October 2009, the FASB issued ASU 2009-13, which amends the revenue guidance under ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
and services based on a selling price hierarchy. This guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective for fiscal years ending after June 15, 2010, and may be applied prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update will have on our consolidated financial statements.
2. Restructuring
     Our restructuring charges include severance costs, contract cancellation costs, the abandonment of capitalized assets, the impairment of manufacturing facilities, and other associated costs, including legal and professional fees. We have accounted for statutory and contractual severance obligations when they are estimable and probable, pursuant to ASC 712. For one-time severance arrangements, we have applied the methodology defined in ASC 420. Pursuant to these requirements, these benefits are detailed in an approved severance plan, which is specific as to number, position, location and timing. In addition, the benefits are communicated in specific detail to affected employees and it is unlikely that the plan will change when the costs are recorded. If service requirements exceed a minimum retention period, the costs are spread over the service period; otherwise they are recognized when they are communicated to the employees. Contract cancellation costs are recorded in accordance with ASC 420. We have followed the requirements of ASC 360 in recognizing the abandonment of capitalized assets and the impairment of manufacturing facilities. For a further description of the accounting for impairment of long-lived assets, see Note 1, Organization and Summary of Significant Accounting Policies, in our 2008 Annual Report 8-K. Other associated costs, such as legal and professional fees, have been expensed as incurred, pursuant to ASC 420.
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
     In March 2008, we closed the sale to Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) of certain assets in Asia that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included the sale of certain product rights in Japan. During the three months ended March 31, 2008, we received initial proceeds of $37.9 million and recorded a gain of $36.9 million in this transaction. During the three months ended June 30, 2008 and the three months ended September 30, 2008, we recorded $1.0 million and $0.8 million, respectively, of net asset adjustments and additional closing costs resulting in a reduced gain of $35.1 million as of September 30, 2008. During the first quarter of 2009, we received substantially all of the remaining additional proceeds of $3.4 million from the sale in accordance with net asset settlement provisions of the sale.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     The net restructuring, asset impairments and dispositions charge of $0.3 million in the three months ended September 30, 2009 included $0.2 million of severance charges for a total of 33 affected employees. The charge also included $0.1 million of contract cancellation costs and other cash costs. The net restructuring, asset impairments and dispositions charge of $3.2 million in the nine months ended September 30, 2009 included $2.0 million of severance charges for a total of 63 affected employees. The charge also included $1.2 million of contract cancellation costs and other cash costs.
     The following table summarizes the restructuring costs recorded in the three and nine months ended September 30, 2009:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009

Severance costs (455 employees, cumulatively)	$247	$2,022
Contract cancellation costs, legal and professional fees and other associated costs	58	1,152

Subtotal: cash charges	305	3,174
Non-cash charges	2	38

Restructurings, asset impairments and dispositions	$307	$3,212

     The net restructuring, asset impairments and disposition charge of $3.5 million in the three months ended September 30, 2008 included the $0.8 million of additional costs and net asset adjustments recorded as reductions of the gain originally recorded in the first quarter of 2008 in the Invida transaction, $0.2 million of severance charges for a total of 16 affected employees, $1.5 million for professional service fees related to the strategic review of our business, $0.7 million of contract cancellation costs and $0.3 million of other cash costs.
     The net restructuring, asset impairments and disposition charge of $4.3 million in the nine months ended September 30, 2008 included $12.3 million of severance costs for a total of 160 affected employees who were part of the supply, selling, general and administrative and research and development workforce in the United States, Mexico and Brazil. The charge also included $9.8 million for professional service fees related to the strategic review of our business, $0.7 million of contract cancellation costs and other cash costs of $0.5 million. Additional amounts incurred included a stock compensation charge for the accelerated vesting of the stock options of our former chief executive officer of $4.8 million, impairment charges relating to the sale of our subsidiaries in Argentina and Uruguay and certain fixed assets in Mexico of $8.5 million and the $2.7 million loss on the sale of our subsidiaries in Argentina and Uruguay, offset in part by the gain of $35.1 million in the transaction with Invida.
     The following table summarizes the restructuring costs and gains recorded in the three and nine months ended September 30, 2008:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008

Severance costs (160 employees, cumulatively)	$220	$12,289
Contract cancellation costs, legal and professional fees and other associated costs	2,478	11,030

Subtotal: cash charges	2,698	23,319
Stock compensation	—	4,778
Impairment of long-lived assets	—	8,537
Loss on sale of long-lived assets	—	2,736

Subtotal: restructuring expenses	2, 698	39,370
Gain on Invida transaction	829	(35,076)

Restructurings, asset impairments and dispositions	$3,527	$4,294

     In the three and nine months ended September 30, 2008, we recorded inventory obsolescence charges of $2.2 million and $20.2 million, respectively, resulting primarily from decisions to cease promotion of or discontinue

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
certain products, decisions to discontinue certain manufacturing transfers, and product quality failures. These inventory obsolescence charges were recorded in cost of goods sold.
Reconciliation of Cash Restructuring Payments with Restructuring Accrual
     As of September 30, 2009, the restructuring accrual includes $6.7 million related to the 2008 restructuring plan for severance costs, lease termination penalty costs, contract cancellation costs, legal and professional fees and other associated costs expected to be paid primarily during the remainder of 2009, except for the lease termination penalty which will be paid in 2011. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows:
Reconciliation of Cash Payments and Accruals

Restructuring accrual, December 31, 2008	$10,926
Charges to earnings	3,174
Cash paid	(7,446)

Restructuring accrual, September 30, 2009	$6,654

     The 2008 restructuring initiatives were substantially completed by the end of the third quarter of 2009. We expect to continue to recognize costs through 2011 related to the accretion of lease termination penalty costs.
3. Acquisitions and Collaboration Agreement
Tecnofarma Acquisition
     On July 31, 2009, we acquired all of the outstanding stock of Tecnofarma S.A. de C.V. (“Tecnofarma”), a privately-held company located in Mexico, for a purchase price of approximately one times sales, plus the assumption of debt of approximately $13.0 million. Tecnofarma is a producer of generic pharmaceuticals with approximately $33.0 million in annual sales, primarily to the government and private label markets. The acquisition of Tecnofarma included the acquisition of manufacturing facilities, which will allow us to reduce our dependence upon third party manufacturers in Latin America. The results of operations of Tecnofarma are included in the Consolidated Condensed Statements of Operations since the acquisition date.
     We accounted for the acquisition as a business combination. The purchase price was provisionally allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value as of the date of acquisition. Amortizing intangible assets aggregating $5.6 million consist primarily of product registries with a weighted-average amortization period of 15 years. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill totaling $13.3 million, which is not deductible for tax purposes. The following table summarizes the estimated fair value of the net assets acquired:

Cash	$1,256
Accounts receivable	6,106
Inventories	6,990
Other current assets	1,114
Long-term assets	22,761
Identifiable intangible assets	5,559
Goodwill	13,300
Current liabilities	(6,221)
Current and long-term debt	(13,200)
Other long-term liabilities	(5,165)

Net assets acquired	$32,500

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     Substantially all of the current and long-term debt was repaid as of September 30, 2009. The purchase price is subject to closing adjustments as defined in the purchase agreement. Purchase price adjustments recorded subsequent to September 30, 2009 will affect the recorded amount of goodwill.
Emo-Farm Acquisition
     On April 29, 2009, we acquired all of the outstanding stock of EMO-FARM sp. z o.o. (“Emo-Farm”), a privately-held Polish company, for a purchase price of $28.6 million, net of cash acquired. Emo-Farm specializes in gel-based over-the-counter and cosmetic products. The acquisition of Emo-Farm expanded our base in Poland into multiple therapeutic categories and included the acquisition of a manufacturing facility. The results of operations of Emo-Farm are included in the Consolidated Condensed Statements of Operations since the acquisition date.
     We accounted for the acquisition as a business combination. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value as of the date of acquisition. Amortizing intangible assets aggregating $11.2 million consist primarily of product registries and customer relationships with weighted-average amortization periods of 9.2 years and 6.8 years, respectively. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill totaling $9.0 million, which is not deductible for tax purposes. The following table summarizes the estimated fair value of the net assets acquired:

Current and long-term assets	$14,364
Identifiable intangible assets	11,227
Goodwill	8,995
Current and long-term liabilities	(6,001)

Net assets acquired	$28,585

Dow Acquisition
     On December 31, 2008, we completed the purchase of all of the outstanding common stock of Dow, a privately-held healthcare company that provides biopharmaceutical development services primarily in the United States.
     We acquired Dow for an agreed price of $285.0 million, subject to certain closing adjustments, plus transaction costs. Pursuant to the terms of the acquisition, in the first half of 2009 we paid $35.0 million, of the $285.0 million agreed price, into an escrow account for the benefit of the former Dow common stockholders, subject to any indemnification claims made by us for a period of eighteen months following the acquisition closing.
     The accounting treatment for the Dow acquisition required the recognition of an additional $95.9 million of conditional purchase consideration as of December 31, 2008 because the fair value of the net assets acquired exceeded the total amount of the acquisition price. Contingent consideration of up to $235.0 million for future milestones related to certain pipeline products still in development was included in the merger agreement.
     During 2009, we completed our evaluation of the fair value of assets acquired and liabilities assumed. The conditional purchase consideration was reduced from $95.9 million recorded as of December 31, 2008 to $86.5 million, due to the reduction in the estimated fair value of the intangible assets acquired from the preliminary appraisal, reduction in deferred tax assets and other closing adjustments.
     In September 2009, we agreed to pay $115.0 million to the former Dow common stockholders in order to settle all current and future income and milestone obligations that we had to these stockholders under the merger agreement. Specifically, in exchange for this payment, we received rights to all future profit share payments to Dow under Dow’s 2008 agreement with Mylan Pharmaceuticals Inc. (“Mylan”) related to sales of 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”), for which 90% was required to be paid to the former Dow common stockholders under the original purchase agreement, and a release by the former Dow common stockholders of their right to receive up to $235.0 million in milestone payments upon a successful commercialization of Dow pipeline products currently under development. We further agreed to terminate the indemnification obligations of the former

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Dow common stockholders and to release the $35.0 million escrow account. The escrow account was released and the payment of $115.0 million was made in October 2009. The $28.5 million paid in excess of the conditional purchase consideration liability of $86.5 million was treated as an additional cost of the acquisition and resulted in the recognition of goodwill.
     The acquired intangible assets consisted of outlicensed technology, customer relationships and developed formulations. Developed formulations include Dow’s U.S. Food and Drug Administration (“FDA”) approved product, Acanya, a topical treatment for acne which was launched in the first quarter of 2009. Outlicensed technology has been licensed to third parties and will generate future royalty revenue. Customer relationships are from Dow’s contract research services. The weighted-average amortization period for the intangible assets acquired is outlined in the table below:

	Value of
	Intangible	Weighted-Average
	Assets	Amortization
	Acquired	Period
Developed formulations	$104,500	6.1 years
Outlicensed technology	70,000	9.5 years
Customer relationships	6,600	7.0 years

Total identifiable intangible assets	$181,100

Asset Purchase in Australia
     On May 1, 2009, we acquired assets related to certain dermatology products in Australia from a private company for cash of approximately $7.3 million, including transaction costs. We acquired title and rights to the intellectual property, trademarks and inventory related to products which are approved for sale in Australia and New Zealand. We accounted for the acquisition as a purchase of assets. The purchase price was allocated to product rights of $6.5 million and inventories of $0.8 million. The weighted-average useful life of the product rights was determined to be approximately 15.7 years.
Collaboration Agreement with GSK
     In October 2008, we closed the worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (“GSK”) to develop and commercialize retigabine and its backup compounds and received $125.0 million in upfront fees from GSK upon the closing.
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
     GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the FDA of a new drug application (“NDA”) for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
that we would be required to refund to GSK to $40.0 million through March 31, 2010, with additional reductions in the amount of the required refund over the time the Collaboration Agreement is in effect. During the three and nine months ended September 30, 2009, the combined research and development expenses and pre-commercialization expenses incurred under the Collaboration Agreement by us and GSK were $17.5 million and $44.4 million, respectively, as outlined in the table below. We recorded a charge of $1.3 million and $1.1 million in the three and nine months ended September 30, 2009, respectively, against our share of the expenses to equalize our expenses with GSK, pursuant to the terms of the Collaboration Agreement.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009

Valeant research and development costs	$7,456	$20,880
Valeant selling, general and administrative	9	214

	7,465	21,094
GSK expenses	10,019	23,298

Total spending for Collaboration Agreement	$17,484	$44,392

Equalization charge	$1,277	$1,102

     The table below outlines the alliance revenue, expenses incurred, associated credits against the expenses incurred, and remaining upfront payment for the Collaboration Agreement during the following period:

	Nine Months Ended September 30, 2009
			Selling,	Research
	Balance	Alliance	General and	and
Collaboration Accounting Impact	Sheet	Revenue	Administrative	Development
Upfront payment from GSK	$125,000	$—	$—	$—
Release from upfront payment in 2008	(10,909)	—	—	—
Incurred cost in 2009	—	—	214	20,880
Incurred cost offset in 2009	(22,196)	—	(1,040)	(21,156)
Recognize alliance revenue	(9,896)	(9,896)	—	—

Release from upfront payment	(32,092)	—	—	—

Remaining upfront payment from GSK	$81,999	—	—	—

Total equalization payable to GSK	$(1,102)	—	826	276

Total expense and revenue		$(9,896)	$—	$—

Accrued liabilities	$26,012
Other liabilities	39,018
Deferred revenue short-term	5,939
Deferred revenue long-term	11,030

Remaining upfront payment from GSK	$81,999

     Total combined expenses by us and GSK for the Collaboration Agreement through September 30, 2009 were $57.5 million.
4. Special Charges and Credits Including Acquired In-process Research and Development
     In June 2009, we entered into an exclusive license agreement with Endo Pharmaceuticals Inc. that grants us an exclusive license to develop and commercialize Opana® and Opana® ER in Canada, Australia and New Zealand (the “Opana Territory”). Regulatory approval must be received prior to any sale of the licensed products. We recorded a $1.8 million charge related to the initial license fee in the second quarter of 2009. Under the terms of the license

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
agreement, we will pay royalties ranging from 10% to 20% of net sales, as well as milestone payments upon achievement of certain sales levels of licensed products in the Opana Territory.
     During the second quarter of 2009, we acquired rights to other products in Mexico that are not currently approved for sale, for an aggregate price of $0.2 million, which was recorded as a charge in the second quarter of 2009.
5. Discontinued Operations
     In September 2008, we sold our WEEMEA business to Meda, AB, an international specialty pharmaceutical company located in Stockholm, Sweden (“Meda”). Meda acquired our operating subsidiaries in those markets, and the rights to all products and licenses marketed by us in those divested regions as of the divestiture date. Excluded from this transaction are our Central European operations, defined as the business in Poland, Hungary, the Czech Republic and Slovakia. Under the terms of the agreement, we received initial cash proceeds of $428.4 million, which was reduced by $11.8 million paid to Meda in January 2009, based upon the estimated levels of cash, indebtedness and working capital as of the closing date. We recorded a net gain on this sale of $158.9 million after deducting the carrying value of the net assets sold, transaction-related expenses and income taxes. During the three and nine months ended September 30, 2009, we recorded an additional gain on this sale of $0.1 million and $0.7 million, respectively.
     In January 2008, we sold our Infergen product rights to Three Rivers Pharmaceuticals, LLC. We received $70.8 million in the first quarter of 2008 as the initial payment for our Infergen product rights. We received an additional $5.7 million in the three months ended September 30, 2009, with additional payments due of up to $13.5 million. We recorded a net gain from this transaction of $39.4 million after deducting the carrying value of the net assets sold from the proceeds received.
     As a result of these dispositions, the results of the WEEMEA business and the Infergen operations have been reflected as discontinued operations in our consolidated condensed statement of operations for all periods. In addition, any cash flows related to these discontinued operations are presented separately in the consolidated condensed statements of cash flows.
     Summarized selected financial information for discontinued operations for the three and nine months ended September 30, 2009 and 2008 is as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
WEEMEA Business:
Product sales	$—	$40,856	$—	$136,767
Costs and expenses:
Cost of goods sold (excluding amortization)	—	15,640	—	56,380
Selling, general and administrative	—	16,087	—	66,859
Research and development costs, net	—	142	—	365
Restructuring, asset impairments and dispositions	—	49	—	1,309
Amortization expense	—	4,322	—	14,372

Total costs and expenses	—	36,240	—	139,285

Other income	—	1,983	—	744

Income (loss) from discontinued operations before income taxes, WEEMEA	—	6,599	—	(1,774)

Infergen:
Product sales	—	—	—	1,000
Costs and expenses:
Cost of goods sold (excluding amortization)	—	—	—	2,007
Selling, general and administrative	—	—	—	624
Research and development costs, net	—	—	—	9,752

Total costs and expenses	—	—	—	12,383

Loss from discontinued operations, Infergen	—	—	—	(11,383)

Other discontinued operations:
Other income (expense)	(411)	376	(771)	1,168

Consolidated discontinued operations:
Income (loss) from discontinued operations before income taxes	(411)	6,975	(771)	(11,989)

Provision (benefit) for income taxes	—	(3,479)	—	18,685

Income (loss) from discontinued operations	(411)	10,454	(771)	(30,674)
Disposal of discontinued operations, net	57	199,700	640	217,808

Income (loss) from discontinued operations, net	$(354)	$210,154	$(131)	$187,134

6. Fair Value Measurements
     ASC 820 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
          Level 1 — Quoted market prices in active markets for identical assets or liabilities.
          Level 2 — Inputs, other than quoted prices in active markets, that are observable, either directly or indirectly.
          Level 3 — Unobservable inputs that are not corroborated by market data.
     The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009 and December 31, 2008:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Assets (Liabilities)			Assets (Liabilities)
	September 30, 2009			December 31, 2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Available-for-sale securities	$—	$—	$—	$6,646	$—	$—
Undesignated hedges	—	(1,412)	—	—	157	—
Net investment derivative contracts	—	204	—	—	13	—
Cash flow derivative contracts	—	(100)	—	—	—	—
     Available-for-sale securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Available-for-sale securities as of December 31, 2008, consist of corporate bonds classified as marketable securities and an investment in a publicly traded investment fund, which is included in other assets, carried at fair value of $3.3 million and $3.3 million, respectively. We recorded an other-than-temporary impairment charge of $1.5 million in the first quarter of 2009 due to sustained declines in the value of the publicly traded investment fund. In the three and nine months ended September 30, 2008, we recognized $0.4 million and $3.6 million, respectively, in charges for the other-than-temporary impairment of this investment. As of September 30, 2009, this investment was sold and we recorded a net gain on sale of $0.2 million in the nine months ended September 30, 2009.
     Derivative contracts used as hedges are valued based on observable inputs such as changes in interest rates and currency fluctuations and are classified within Level 2 of the valuation hierarchy. For a derivative instrument in an asset position, we analyze the credit standing of the counterparty and factor it into the fair value measurement. ASC 820 states that the fair value measurement of a liability must reflect the nonperformance risk of the reporting entity. Therefore, the impact of our creditworthiness has also been factored into the fair value measurement of the derivative instruments in a liability position.
7. Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income:
Numerator for basic and diluted earnings per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$37,634	$(7,263)	$101,466	$(56,776)
Income (loss) from discontinued operations	(354)	210,154	(131)	187,134

Net income attributable to Valeant	$37,280	$202,891	$101,335	$130,358

Shares:
Denominator for basic earnings per share attributable to Valeant:
Weighted shares outstanding	81,409	87,703	81,912	88,800
Vested stock equivalents (not issued)	498	285	495	323

Denominator for basic earnings per share attributable to Valeant	81,907	87,988	82,407	89,123
Denominator for diluted earnings per share attributable to Valeant:
Employee stock options	908	—	724	—
Other dilutive securities	1,054	—	909	—

Dilutive potential common shares	1,962	—	1,633	—

Denominator for diluted earnings per share attributable to Valeant	83,869	87,988	84,040	89,123

Basic income per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$0.46	$(0.08)	$1.23	$(0.64)
Income from discontinued operations	—	2.39	—	2.10

Net income per share attributable to Valeant	$0.46	$2.31	$1.23	$1.46

Diluted income per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$0.45	$(0.08)	$1.21	$(0.64)
Income (loss) from discontinued operations	(0.01)	2.39	—	2.10

Net income per share attributable to Valeant	$0.44	$2.31	$1.21	$1.46

     The 3.0% Notes and the 4.0% Notes, discussed in Note 9, allow us to settle any conversion by remitting to the note holder the principal amount of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in shares of our common stock. Only the conversion spread, which will be settled in stock, results in potential dilution in our earnings-per-share computations as the accreted value of the notes will be settled for cash upon the conversion. The calculation of diluted earnings per share was not affected by the conversion spread in the three and nine months ended September 30, 2009 and 2008.
     For the three months ended September 30, 2009 and 2008, options to purchase 76,326 and 5,041,193 weighted average shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive. For the nine months ended September 30, 2009 and 2008, options to purchase 1,872,095 and 7,172,513 weighted average shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive. For the three and nine months ended September 30, 2009, 179,195 and 140,916 weighted average shares of common stock related to restricted stock units, respectively, were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2009, warrants to purchase 846,170 and 285,156 weighted average shares of common stock, respectively, were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive (no warrants were outstanding in the corresponding periods in 2008).
8. Detail of Certain Accounts
     The following tables present the details of certain amounts included in our consolidated balance sheet as of September 30, 2009 and December 31, 2008:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	September 30,	December 31,
	2009	2008
Accounts receivable, net:
Trade accounts receivable	$115,504	$93,796
Royalties receivable	23,266	21,774
Other receivables	30,856	33,038

	169,626	148,608
Allowance for doubtful accounts	(4,824)	(4,099)

	$164,802	$144,509

Inventories, net:
Raw materials and supplies	$24,459	$16,742
Work-in-process	12,379	8,506
Finished goods	72,200	61,641

	109,038	86,889
Allowance for inventory obsolescence	(11,785)	(13,917)

	$97,253	$72,972

Property, plant and equipment, net:
Property, plant and equipment, at cost	$223,731	$178,156
Accumulated depreciation and amortization	(101,252)	(87,928)

	$122,479	$90,228

Accrued Liabilities:
Dow acquisition payment obligations	$115,373	$41,595
Accrued returns, rebates and allowances	90,152	66,005
GSK research and development cost offset	27,211	35,581
Payroll and related items	25,760	23,381
WEEMEA sale-related liabilities	14,905	27,575
Interest	13,093	3,562
Legal and professional fees	6,411	9,816
Accrued royalties payable	3,158	2,509
Accrued research and development costs	2,919	10,245
Other	29,809	11,181

Total accrued liabilities	$328,791	$231,450

Other Liabilities:
GSK research and development cost offset	$39,018	$52,297
Dow conditional purchase consideration	—	95,854
Other	16,217	27,229

Total other liabilities	$55,235	$175,380

     Intangible assets: As of September 30, 2009 and December 31, 2008, the components of intangible assets were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Weighted	September 30, 2009			December 31, 2008
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives (years)	Amount	Amortization	Amount	Amount	Amortization	Amount
Product rights
Neurology	13	$278,780	$(168,270)	$110,510	$276,229	$(147,745)	$128,484
Dermatology	13	283,493	(76,994)	206,499	275,032	(54,906)	220,126
Other	12	93,158	(46,618)	46,540	72,956	(41,970)	30,986

Total product rights	13	655,431	(291,882)	363,549	624,217	(244,621)	379,596
Outlicensed technology	10	70,000	(5,796)	64,204	74,000	—	74,000
Customer relationships	8	9,588	(1,504)	8,084	8,242	(30)	8,212
Trade names	Indefinite	7,522	—	7,522	5,987	—	5,987
License agreement	5	67,376	(67,376)	—	67,376	(67,376)	—

Total intangible assets		$809,917	$(366,558)	$443,359	$779,822	$(312,027)	$467,795

     Future amortization of intangible assets at September 30, 2009 is as follows:

	Scheduled Future Amortization Expense
	2009	2010	2011	2012	2013	Thereafter	Total
Product rights
Neurology	$6,264	$24,626	$18,991	$17,891	$16,832	$25,906	$110,510
Dermatology	7,387	29,826	29,826	29,826	28,203	81,431	206,499
Other	1,547	6,300	6,653	6,475	6,321	19,244	46,540
Outlicensed technology	2,059	8,234	8,235	7,690	7,690	30,296	64,204
Customer relationships	473	1,665	1,429	1,193	958	2,366	8,084

Total	$17,730	$70,651	$65,134	$63,075	$60,004	$159,243	$435,837

     Amortization expense for the three and nine months ended September 30, 2009 was $17.6 million and $51.7 million, respectively, of which $15.2 million and $44.7 million, respectively, related to amortization of acquired product rights. Amortization expense for the three and nine months ended September 30, 2008 was $11.5 million and $37.6 million, respectively, of which $10.0 million and $31.4 million, respectively, related to amortization of acquired product rights.
     In the nine months ended September 30, 2009, we acquired product rights in Poland for $1.1 million in cash and $0.6 million in other consideration. In the nine months ended September 30, 2008, we acquired product rights in Poland for $1.3 million in cash and $0.3 million in other consideration.
     Goodwill: The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2009, are as follows:

		Branded	Branded
	Specialty	generics —	generics — Latin
	pharmaceuticals	Europe	America	Total
Balance, December 31, 2008	$114,634	$—	$—	$114,634
Additions	29,605	8,995	13,300	51,900
Reductions (a)	(16,737)	—	—	(16,737)
Other (b)	2,016	1,375	(252)	3,139

Balance, September 30, 2009	$129,518	$10,370	$13,048	$152,936

(a)	Reversal of a deferred tax liability recorded in the initial allocation of purchase price for the acquisition of Coria Laboratories, Ltd. (“Coria”).

(b)	Primarily related to the effect of changes in foreign currency exchange rates.
9. Long-term Debt
Senior Notes

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     In June 2009, we issued $365.0 million aggregate principal amount of senior notes (“Senior Notes”), which bear a coupon interest rate of 8.375% and are due June 15, 2016. The Senior Notes were issued at a discounted price of 96.797%, resulting in an effective annual yield of 9.0%. Net proceeds were $346.0 million, after deducting the $11.7 million original issue discount and $7.3 million underwriters’ fees. Interest is payable in arrears semi-annually on each June 15 and December 15, commencing on December 15, 2009. We may redeem some or all of the Senior Notes on or after June 15, 2012 at fixed redemption prices as set forth in the indenture. In addition, prior to June 15, 2012, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds from certain equity offerings at a redemption price of 108.375% of the principal amount, plus accrued and unpaid interest, plus liquidated damages, if any, to the redemption date; provided that at least 65% of the aggregate principal amount of the Senior Notes remain outstanding immediately after such redemption.
     The Senior Notes are guaranteed on a senior unsecured basis by each of our present and future U.S. subsidiaries that qualify as restricted subsidiaries under the indenture. If we experience a change of control, we may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, plus liquidated damages, if any, to the redemption date. The indenture governing the Senior Notes contains covenants that will limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional debt; pay dividends or make other distributions; repurchase capital stock; repurchase subordinated debt and make certain investments; create liens; create restrictions on the payment of dividends and other amounts to us from restricted subsidiaries; sell assets or merge or consolidate with or into other companies; and engage in transactions with affiliates. As of September 30, 2009, we were in compliance with these covenants.
     The Senior Notes were sold in accordance with Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S of the Securities Act, and we are obligated, within 365 days after June 9, 2009, to file a registration statement with the SEC that will enable the holders of the Senior Notes to exchange them for publicly registered notes having substantially the same terms. In the event we do not file a registration statement within 365 days after June 9, 2009, we will be obligated to pay liquidated damages consisting of additional interest, up to a maximum additional interest rate of 1.0% per year. We have not recorded a liability for any potential additional interest as of September 30, 2009.
3.0% and 4.0% Convertible Subordinated Notes
     ASC 470-20 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the convertible debt instruments in a manner that reflects the issuers borrowing rate at the date of issuance for a similar debt instrument without the conversion feature. ASC 470-20 requires bifurcation of a component of the convertible debt instruments, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense. Upon adoption of ASC 470-20, we were required to separately account for the debt and equity components of our 3.0% Notes and our 4.0% Notes, both of which were issued in 2003 for a principal amount of $240.0 million each.
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
     The unamortized discount for the 3.0% Notes and 4.0% Notes will be amortized through the debt maturity date of August 16, 2010 and November 15, 2013, respectively. The effective interest rate on the liability component of the 3.0% Notes and 4.0% Notes is 7.74% and 7.78%, respectively. Interest expense for the three and nine months ended September 30, 2009 and 2008 is as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
3.0% Notes:
Discount amortization	$762	$2,422	$3,983	$7,130
Contractual coupon rate	$577	$1,800	$2,918	$5,400

4.0% Notes:
Discount amortization	$1,518	$1,490	$4,623	$4,386
Contractual coupon rate	$2,250	$2,400	$7,016	$7,200
     During the nine months ended September 30, 2009, we purchased an aggregate of $173.5 million principal amount of the 3.0% Notes and 4.0% Notes at a purchase price of $178.3 million, consisting of cash consideration aggregating $171.1 million and warrants (the “Warrants”) to purchase 1,769,265 shares of our common stock (the “Warrant Shares”) at an exercise price of $31.61 per share. The estimated fair value of the Warrants using the Black-Scholes pricing model was $7.2 million, which was recorded as permanent equity in our consolidated condensed balance sheet. The Warrants are fully vested, are exercisable on a cashless basis only and expire on August 16, 2010. The number of Warrant Shares and the per share exercise price are subject to adjustment upon stock splits and combinations, certain dividends and distributions, rights offerings, tender offers and consolidations, mergers and sales or conveyances of all or substantially all of our assets made or effected by us.
     The carrying amount, net of unamortized debt issuance costs, of the 3.0% Notes and 4.0% Notes purchased was $162.6 million and the estimated fair value of the Notes exclusive of the conversion feature was $155.4 million. The difference between the carrying amount and the estimated fair value was recognized as a gain of $7.2 million upon early extinguishment of debt. The difference between the estimated fair value of $155.4 million and the purchase price of $178.3 million was $22.9 million and was charged to additional capital. A portion of the purchase price was attributable to accreted interest on the debt discount and deferred loan costs and is presented in the statement of cash flows for the nine months ended September 30, 2009 as payments of accreted interest on long-term debt in cash flow from operating activities in continuing operations.
     The liability component and the equity component of the 3.0% Notes and the 4.0% Notes as of September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
3.0% Notes	$48,866	$207,360
Unamortized discount	(1,675)	(13,548)

Net carrying value of 3.0% Notes	$47,191	$193,812

4.0% Notes	$224,960	$240,000
Unamortized discount	(29,478)	(36,179)

Net carrying value of 4.0% Notes	$195,482	$203,821

Equity component for 3.0% Notes	$45,318	$57,190
Equity component for 4.0% Notes	$58,352	$62,167
     The conversion price is 31.6336 shares per $1,000 principal amount for the 3.0% Notes and the 4.0% Notes. The number of shares used to determine the aggregate consideration that will be delivered upon conversion was 1,545,807 shares for the 3.0% Notes and 7,116,295 shares for the 4.0% Notes as of September 30, 2009. The if-converted value of the 3.0% Notes and that of the 4.0% Notes did not exceed their respective principal amount as of September 30, 2009.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     In connection with the offering of the 3.0% Notes and the 4.0% Notes, we entered into convertible note hedge and written call option transactions with respect to our common stock (the “Convertible Note Hedge”). The Convertible Note Hedge consisted of our purchasing a call option on 12,653,440 shares of our common stock at a strike price of $31.61 and selling a written call option on the identical number of shares at $39.52. The number of shares covered by the Convertible Note Hedge is the same number of shares underlying the conversion of $200.0 million principal amount of the 3.0% Notes and $200.0 million principal amount of the 4.0% Notes. The Convertible Note Hedge is expected to reduce the potential dilution from conversion of the 3.0% Notes and the 4.0% Notes. The written call option sold offset, to some extent, the cost of the written call purchased. The net cost of the Convertible Note Hedge of $42.9 million was recorded as the sale of a permanent equity instrument. As a result of the cessation of Valeant’s common dividend, the strike price on the Convertible Note Hedge was adjusted during 2007, with the new strike prices becoming $34.61 and $35.36 for the 3.0% Notes and the 4.0% Notes, respectively.
     During the nine months ended September 30, 2009, corresponding to the partial redemption of the 3.0% Notes, we also effected a proportionate partial termination of the Convertible Note Hedge, reducing the number of shares covered by the Convertible Note Hedge by 4,780,913 shares. As of September 30, 2009, the number of shares covered by the Convertible Note Hedge was 7,872,527, the same number of shares underlying the conversion of the remaining balance of $48.9 million principal amount of the 3.0% Notes and $200.0 million principal amount of the 4.0% Notes.
     The estimated fair value of our 3.0% Notes, 4.0% Notes and the Senior Notes, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $662.9 million and $409.4 million compared to its carrying value of $596.4 million and $397.6 million at September 30, 2009 and December 31, 2008, respectively.
10. Income Taxes
     We have historically incurred losses in the United States, where our research and development activities are conducted and our corporate offices are located. As of September 30, 2009, there was insufficient objective evidence as to the timing and amount of future U.S. taxable income to allow for the release of the remaining U.S. valuation allowance which is primarily offsetting future benefits of net operating losses, foreign tax and research and development credits. The valuation allowance was recorded because it is more likely than not that such benefits will not be utilized. Ultimate realization of these tax benefits is dependent upon generating sufficient taxable income in the United States. We maintain a valuation allowance offsetting our net U.S. deferred tax assets of approximately $111.3 million as of September 30, 2009.
     The income tax provision for the nine months ended September 30, 2009 consists of $27.7 million related to the expected taxes on earnings in tax jurisdictions outside the U.S. and $11.8 million related to state taxes and the utilization of approximately $8.6 million of U.S. deferred tax assets for which the reversal of the related valuation allowance is required to be credited to additional capital.
     The benefits of U.S. losses and research credits are subject to a yearly limitation due to ownership changes in the stock of the Company as well as our acquisitions of Dow and Coria in 2008. However, the limitation is sufficient to allow for utilization of all losses and research credits during the carryforward period.
     As of September 30, 2009, we had $18.0 million of unrecognized tax benefits, of which $9.6 million would reduce our effective tax rate, if recognized. Of the total unrecognized tax benefits, $3.8 million was recorded as an offset against a valuation allowance. To the extent such portion of unrecognized tax benefits is recognized at a time when a valuation allowance no longer exists, the recognition would affect our tax rate.
     During the second quarter of 2009, we settled the examination of our U.S. income tax returns for the years 2005 and 2006 with the Internal Revenue Service. As a result of this settlement, the related unrecognized tax benefits were reversed in that quarter. The provision for income taxes increased by $0.2 million, which was the net effect of changes to tax, interest and penalties. We have also reclassified $1.4 million relating to state audits from uncertain tax position liabilities to income taxes payable since the amounts have been settled but remain unpaid. In addition, the following accounts were affected by the settlement of the examination of our U.S. income tax returns for the

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
years 2005 and 2006 with the Internal Revenue Service: income taxes payable increased by $1.1 million, income tax liability for uncertain tax positions decreased $40.8 million and net deferred tax assets decreased $39.9 million.
     Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of September 30, 2009, we had accrued $3.8 million for interest and $1.3 million for penalties. We accrued additional interest and penalties of $0.3 million during the three months ended September 30, 2009. Additionally, as of September 30, 2009, we estimate that approximately $0.2 million to $0.7 million of our unrecognized tax benefits may reverse upon the expiration of statutes of limitations within the next 12 months. During the third quarter of 2009, the Internal Revenue Service began the examination of our U.S. income tax returns for the year ended December 31, 2007. One of our Mexican subsidiaries is also under audit for the 2004 and 2005 tax years. Our significant subsidiaries are open to tax examinations for years ending in 2001 and later.
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
     In October 2008, our board of directors authorized us to repurchase up to $200.0 million of our outstanding common stock or convertible subordinated notes in a 24-month period ending October 2010, unless earlier terminated or completed. In May 2009, our board of directors increased the authorization to $500.0 million, over a period ending in May 2011. Under the program, purchases may be made from time to time on the open market, in privately negotiated transactions, pursuant to tender offers or otherwise, including pursuant to one or more trading plans, at times and in amounts as we see appropriate. The number of securities to be purchased and the timing of such purchases are subject to various factors, which may include the price of our common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. The securities repurchase program may be modified or discontinued at any time. During the nine months ended September 30, 2009, we purchased $173.5 million aggregate principal amount of our 3.0% Notes and 4.0% Notes for $178.3 million, consisting of cash consideration aggregating $171.1 million and warrants to purchase 1,769,265 shares of our common stock at an exercise price of $31.61 per share (see Note 9). In total, we have purchased $206.1 million aggregate principal amount of our 3.0% Notes and 4.0% Notes at a purchase price of $207.3 million as of September 30, 2009, including cash and warrants. During the nine months ended September 30, 2009, we purchased 2,618,048 shares of our common stock for a total of $62.1 million. As of September 30, 2009, we have repurchased an aggregate 2,917,009 shares of our common stock for $68.2 million under this program.
     Stock-based compensation: We recognize compensation expense for the estimated fair value of all share-based awards made to our employees and directors, including employee stock options. In order to estimate the fair value of stock options we use the Black-Scholes option valuation model. Option valuation models such as Black-Scholes require the input of subjective assumptions which can vary over time. The variables used in our share-based compensation expense calculations include our estimation of the forfeiture rate related to share-based payments. In 2006, 2007 and continuing into 2008, we experienced significant turnover at both the executive and management levels, which affected our actual forfeiture rate. We increased the estimated forfeiture rate in the three months ended December 31, 2007 from 5% to 35%. During the second quarter of 2008, we recorded a correction to adjust our historical estimated forfeiture rate for actual forfeitures which took place in 2006, 2007 and the first quarter of 2008. The correction recorded in the second quarter of 2008 resulted in a $3.9 million decrease in stock compensation expense. Also, during the second quarter of 2008, we recognized a change in estimate related to our estimated forfeiture rate for share-based payments of $2.8 million for forfeitures which occurred in the second quarter of 2008.
     A summary of stock compensation expense in continuing operations for our stock incentive plans for the three and nine months ended September 30, 2009 and 2008 is presented below:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
Employee stock options	$776	$638	$3,414	$(3,566)
Restricted stock units	1,527	1,692	4,881	3,497
Perfomance stock units	848	641	2,559	1,220
Employee stock purchase plan	—	57	—	190

Total stock-based compensation	$3,151	$3,028	$10,854	$1,341

     In addition to the above amounts, we recorded stock compensation expense in discontinued operations related to employee stock options of $(0.6) million and $(0.8) million in the three and nine months ended September 30, 2008, respectively.
     Future stock compensation expense for restricted stock units, performance stock units and stock option incentive awards outstanding as of September 30, 2009 is as follows:

Remainder of 2009	$3,378
2010	9,912
2011	4,065
2012	1,345
2013	91

$18,791

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
     Our significant foreign currency exposure relates to the Polish Zloty, the Mexican Peso, the Australian Dollar, and the Canadian Dollar in 2009. We utilize cash flow, fair value and net investment hedges to reduce our exposure to foreign currency risk. We have chosen not to seek hedge accounting treatment for certain undesignated cash flow hedges as these contracts are short term (typically less than 30 days in duration) and offset matching intercompany exposures in selected Valeant subsidiaries. In 2008, we used an interest rate swap to lower our interest expense by exchanging fixed rate payments for floating rate payments. This interest rate swap was terminated in July 2008 in connection with the redemption of our 7.0% Senior Notes. In connection with our April 2009 acquisition of Emo-Farm, we acquired an interest rate swap with a notional amount of 7.5 million Polish Zloty (approximately $2.3 million). This interest rate swap was terminated in August 2009.
     The table below summarizes the fair value and balance sheet location of our outstanding derivatives at September 30, 2009 and December 31, 2008:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2009
		Asset Derivatives		Liability Derivatives
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
Description	Amount	Location	Value	Location	Value
Undesignated hedges	$108,541	—	$—	Accrued liabilities	$(1,412)
Net investment derivative contracts	24,332	Other assets	204	—	—
Cash flow derivative contracts	2,132	—	—	Accrued liabilities	(100)

	As of December 31, 2008
		Asset Derivatives		Liability Derivatives
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
Description	Amount	Location	Value	Location	Value
Undesignated hedges	$3,916	Other assets	$192	Accrued liabilities	$(35)
Net investment derivative contracts	18,779	Other assets	13	—	—
     A summary is set out below of the accounting treatment for our undesignated, net investment, cash flow and fair value hedges and interest rate swaps:
•	Changes in the fair value of undesignated hedges are recorded in earnings in the period of the change.

•	Changes in the fair value of a derivative that is designated and qualifies as a net investment hedge are recorded as translation adjustment in accumulated other comprehensive income.

•	Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income and then recognized in earnings when the hedged items affect earnings.

•	Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are recorded in exchange gain or loss in the period of the change.

•	Changes in the fair value of the interest rate swap are recorded as interest expense in the period of the change.
     The table below summarizes the information related to changes in the fair value of our derivative instruments for the three and nine months ended September 30, 2009 and 2008:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30, 2009
		Net	Cash
		Investment	Flow	Fair	Interest
	Undesignated	Derivative	Derivative	Value	Rate
Description	Hedges	Contracts	Contracts	Hedges	Swap
Loss recognized in currency translation adjustment in other comprehensive income	$—	$(2,489)	$—	$—	$—
Loss recognized in royalty income	—	—	(23)	—	—
Loss recognized in exchange gain / loss	(510)	—	—	—	—

	Nine Months Ended September 30, 2009
		Net	Cash
		Investment	Flow	Fair	Interest
	Undesignated	Derivative	Derivative	Value	Rate
Description	Hedges	Contracts	Contracts	Hedges	Swap
Loss recognized in currency translation adjustment in other comprehensive income	$—	$(205)	$—	$—	$—
Gain recognized in royalty income	—	—	79	—	—
Loss recognized in exchange gain / loss	(2,486)	—	—	—	—

	Three Months Ended September 30, 2008
		Net	Cash
		Investment	Flow	Fair	Interest
	Undesignated	Derivative	Derivative	Value	Rate
Description	Hedges	Contracts	Contracts	Hedges	Swap
Loss recognized in currency translation adjustment in other comprehensive income	$—	$(2,041)	$—	$—	$—
Gain recognized in royalty income	—	—	11	—	—
Loss recognized in exchange gain / loss	(154)	—	—	—	—

	Nine Months Ended September 30, 2008
		Net	Cash
		Investment	Flow	Fair	Interest
	Undesignated	Derivative	Derivative	Value	Rate
Description	Hedges	Contracts	Contracts	Hedges	Swap
Loss recognized in currency translation adjustment in other comprehensive income	$—	$(7,021)	$—	$—	$—
Gain recognized in interest expense	—	—	—	—	1,459
Loss recognized in royalty income	—	—	(1,331)	—	—
Loss recognized in exchange gain / loss	(1,173)	—	—	(321)	—
     See Note 6 for additional information about the fair value of our derivative instruments.
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
     Derivative Actions Related to Stock Options: We were named as a nominal defendant in a shareholder derivative action filed in the Court of Chancery of the State of Delaware, on March 20, 2007 under the caption Sherwood v. Tyson, et. al. This complaint also purported to assert derivative claims on our behalf for breach of fiduciary duties, gross mismanagement and waste, constructive fraud and unjust enrichment related to the alleged backdating of employee stock options. The plaintiff sought, among other things, damages, an accounting, disgorgement, rescission

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
and/or repricing of stock options, and imposition of a constructive trust for the benefit of the Company on amounts by which the defendants were unjustly enriched. The plaintiff agreed to a stay pending resolution of a related action, which has since been dismissed. Following dismissal of the related action, the parties to the Delaware action filed a stipulation of voluntary dismissal, which was granted by the Delaware court on September 25, 2009.
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
     Eli Lilly: On January 12, 2009, we were served a complaint in an action captioned Eli Lilly and Company v. Valeant Pharmaceuticals International, Case No. 1:08-cv-1720DFH-TAB in the U.S. District Court for the Southern District of Indiana, Indianapolis Division (the “Lilly Action”). In the Lilly Action, Lilly brings a claim for breach of contract and seeks a declaratory judgment arising out of a February 25, 2004 letter agreement between and among Lilly, Valeant and Amarin Corporation, plc related to cost-sharing for product liability claims related to the pharmaceutical Permax. On March 2, 2009, we filed counterclaims against Lilly for declaratory judgment and indemnification. On August 24, 2009, Lilly filed a motion for partial summary judgment. On September 2, 2009, we filed a motion under Rule 56(f) to deny or continue Lilly’s motion for partial summary judgment. The court has ordered briefing on Lilly’s motion for partial summary judgment be held in abeyance while it considers our Rule 56(f) motion. In addition, there are currently several motions filed by the parties relating to discovery issues which are pending before the court.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
     On April 11, 2008, the FDA approved an Abbreviated New Drug Application (“ANDA”) for a 5% fluorouracil cream sponsored by Spear Pharmaceuticals. On April 11, 2008, the FDA also responded to our Citizen Petition that was filed on December 21, 2004 and denied our request that the FDA refrain from approving any ANDA for a generic version of Efudex unless the application contains data from an adequately designed comparative clinical study conducted in patients with superficial basal cell carcinoma. On April 25, 2008, Valeant filed an application for a temporary restraining order (“TRO”) against Michael O. Leavitt and Andrew C. Von Eschenbach, in their official capacities at the FDA, in the United States District Court for the Central District of California, seeking to suspend the FDA’s approval of Spear’s ANDA. On May 1, 2008, the Court granted the FDA’s request to stay proceedings on Valeant’s application for a TRO until May 14, 2008. On May 14, 2008, the FDA entered an administrative order staying the approval of the Spear ANDA and initiating a process for reconsidering the approval of the Spear ANDA. Spear Pharmaceuticals agreed to the stay and to the prohibition on marketing, sale and shipment of its product until May 30, 2008. On May 31, 2008, the Court granted our application for a TRO suspending approval of the Spear ANDA. On June 18, 2008, the Court denied our request for a preliminary injunction to continue the suspension of the Spear ANDA and extinguished the TRO. The stay on the Spear ANDA has been removed and the Spear product may be marketed, sold and shipped. On September 23, 2008, we filed an Amended Complaint under the Administrative Procedure Act challenging the FDA’s initial decision to approve Spear’s ANDA, the FDA’s re-affirmance of Spear’s ANDA and the FDA’s denial of Valeant’s Citizen’s Petition. On September 14, 2009, the Court ruled in favor of Spear and the FDA. On October 19, 2009, we filed a notice to appeal.
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
     Novel ANDA Patent Certification Notice: On or around June 12, 2009, we received a notice from Novel Laboratories, Inc. (“Novel”) advising us that Novel had filed with the FDA an ANDA for Diastat AcuDial, 5 mg/mL, 2 mL pre-filled syringe and 4 mL pre-filled syringe. This ANDA contained a Paragraph IV certification against our Orange Book listed patent, U.S. Patent No. 5,462,740 (“the ‘740 Patent”). The 45-day period after the receipt of the notice, during which period we may file a Hatch-Waxman suit against Novel, has expired.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
Uruguay and Asia. The Branded Generics — Europe segment revenues include product revenues from branded generic pharmaceutical products primarily in Poland, Hungary, the Czech Republic and Slovakia. The Branded Generics — Latin America segment revenues include product revenues from branded generic pharmaceutical products primarily in Mexico and Brazil.
     Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Schering-Plough, revenue from our agreement with Mylan, and revenues associated with the Collaboration Agreement with GSK. We also generate alliance revenue and service revenue from the development of dermatological products from our Dow subsidiary, as well as payments received from licensing of certain other products (see Note 15).
     The following table sets forth the amounts of our segment revenues and operating income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues
Specialty pharmaceuticals product sales	$101,616	$70,124	$284,562	$214,551
Specialty pharmaceuticals service and alliance revenue (1)	25,629	—	49,730	—
Branded generics — Europe product sales	40,234	40,430	109,604	116,883
Branded generics — Latin America product sales	40,679	42,627	108,061	99,708
Alliances (ribavirin royalties only)	12,160	15,243	37,982	42,821

Consolidated revenues	$220,318	$168,424	$589,939	$473,963

Operating Income
Specialty pharmaceuticals	$46,464	$(5,044)	$108,803	$(24,085)
Branded generics — Europe	11,297	15,689	26,952	34,872
Branded generics — Latin America	11,327	10,085	37,307	12,954

	69,088	20,730	173,062	23,741
Alliances (ribavirin royalties only)	12,160	15,243	37,982	42,821
Corporate (2)	(13,414)	(16,432)	(44,439)	(43,311)

Subtotal	67,834	19,541	166,605	23,251
Special charges and credits including acquired in-process research and development	—	—	(1,974)	—
Restructuring, asset impairments and dispositions	(307)	(3,527)	(3,212)	(4,294)

Consolidated segment operating income	67,527	16,014	161,419	18,957
Interest income	1,129	3,066	3,689	13,026
Interest expense	(13,972)	(10,053)	(30,536)	(36,762)
Gain (loss) on early extinguishment of debt	(155)	(14,882)	7,221	(14,882)
Other expense, net including translation and exchange	(1,350)	(1,555)	(784)	(3,384)

Income (loss) from continuing operations before income taxes	$53,179	$(7,410)	$141,009	$(23,045)

(1)	Specialty pharmaceuticals service and alliance revenue consists of:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009

Service revenue	$5,035	$17,379
1% clindamycin and 5% benzoyl peroxide gel profit share	8,535	8,535
Royalties	2,281	7,920
License payments	6,000	6,000
GSK Collaboration	3,778	9,896

Total specialty pharmaceuticals service and alliance revenue	$25,629	$49,730

(2)	Stock-based compensation expense has been considered a corporate cost as management excludes this item in assessing the financial performance of individual business segments and considers it a function of valuation factors that pertain to overall corporate stock performance.
     The following table sets forth our total assets by segment as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

Total Assets
Specialty pharmaceuticals	$671,239	$692,734
Branded generics — Europe	171,910	219,234
Branded generics — Latin America	148,013	103,573
Alliances	12,284	16,436
Corporate	420,674	153,955

Total	$1,424,120	$1,185,932

     During the three and nine months ended September 30, 2009 and 2008, two customers each accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates and to Cardinal Health in the United States, Canada and Mexico are detailed in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales:
McKesson	$37,612	$29,140	$108,396	$78,533
Cardinal	27,560	15,887	72,993	47,972
Percentage of total product sales:
McKesson	21%	19%	22%	18%
Cardinal	15%	10%	15%	11%
15. Alliance Revenue
     We report the royalties received from the sale of ribavirin by Schering-Plough separately from our pharmaceuticals product sales revenue. Beginning in January 2009, we earn royalty income from patent protected formulations developed by Dow and licensed to third parties. In the three months ended September 30, 2009, we received $6.0 million in initial fees pursuant to licensing agreements for various products. Beginning in the third quarter of 2009, we receive profit sharing payments equal to a greater than majority portion of the net profits on the sale of 1% clindamycin and 5% benzoyl peroxide gel by Mylan, which totaled $8.5 million in the three and nine months ended September 30, 2009. We will also receive future royalty payments on Meda’s net sales of Cesamet in

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS — (Continued)
the U.S. and on its net sales of two dermatology products in Europe pursuant to license agreements entered into with Meda. The following table provides the details of our alliance revenue in the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Ribavirin royalty	$12,160	$15,243	$37,982	$42,821
1% clindamycin and 5% benzoyl peroxide gel (IDP-111) profit share	8,535	—	8,535	—
Other royalties	2,281	—	7,920	—
License payments	6,000	—	6,000	—
GSK Collaboration	3,778	—	9,896	—

Total alliance revenue	$32,754	$15,243	$70,333	$42,821

16. Related Parties
     Robert A. Ingram has been the Vice Chairman Pharmaceuticals of GSK since January 2008. Mr. Ingram has been elected to our board of directors since 2003. In 2008, Mr. Ingram became our board’s lead director. Stephen F. Stefano has been Senior Vice President of GSK’s Payor Markets Division since January 2001. Effective March 25, 2009, Mr. Stefano was elected by our board of directors to fill an open board position in the class expiring in 2010. See Note 3 for discussion of the Collaboration Agreement with GSK.
     Anders Lönner has been the Group President and Chief Executive Officer of Meda since 1999, and serves on Meda’s board of directors. Effective January 7, 2009, Mr. Lönner was elected by our board of directors to fill an open board position in the class expiring in 2011. See Note 5 for discussion of transactions with Meda.
17. Subsequent Events
     On October 6, 2009, we acquired Private Formula Holdings International Pty Limited (“PFI”), a privately-held company located in Australia for approximately $70.2 million in cash and the issuance of 162,500 restricted shares of our common stock valued at approximately $3.4 million. The purchase price is subject to certain closing adjustments. PFI is engaged in product development, sales and marketing of premium skincare products primarily in Australia.
     On October 29, 2009, we entered into an agreement to acquire rights to certain dermatology products in Poland for a purchase price of approximately $18.0 million. The products have approximately $8.0 million in annual sales. A portion of the purchase price was paid upon signing and the remaining balance will be paid upon closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion of our results of operations should be read in conjunction with our consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
     Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”) and revenues associated with the Collaboration Agreement with GSK (each as defined below). We also generate alliance revenue and service revenue from the development of dermatological products resulting from the acquisition of Dow Pharmaceutical Sciences, Inc. (“Dow”), including profit sharing payments from the sale of a 1% clindamycin and 5% benzoyl peroxide gel product (“IDP-111”) by Mylan Pharmaceuticals Inc. (“Mylan”) pursuant to a 2008 agreement between Dow and Mylan, as well as payments received from licensing of certain other products.
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
     We have built our current business infrastructure by executing our multi-faceted strategy: 1) focus the business on core geographies and therapeutic classes; 2) maximize pipeline assets through strategic partnerships with other pharmaceutical companies; and 3) deploy cash with an appropriate mix of selective acquisitions, share buybacks and debt repurchases. We believe our multi-faceted strategy will allow us to expand our product offerings and upgrade our product portfolio with higher growth and higher margin assets.
     Our leveraged research and development (“R&D”) model is a key element to our business strategy. It allows us to progress development programs to drive future commercial growth, while minimizing the R&D expense in our income statement. This is achieved in 4 ways: (1) we structure partnerships and collaborations so that our partner partially or fully funds development work, e.g. GSK collaboration on retigabine, (2) we bring products already developed for other markets to our territories, e.g. our joint venture relationship with Meda AB (“Meda”), an international specialty pharmaceutical company located in Stockholm, Sweden, (3) we acquire dossiers and registrations for branded generic products, which require limited and low risk formulation and development activities, and (4) we have a dermatology service business that works with external customers as well as progressing our internal development programs. This service business model brings invaluable scientific experience and allows higher utilization and infrastructure cost absorption.

     Prior to the start of the 2008 Strategic Plan, we reviewed our portfolio for products and geographies that did not meet our growth and profitability expectations and, as a result, divested or discontinued certain non-strategic products and regional operations. In January 2008, we sold our rights in Infergen to Three Rivers Pharmaceuticals, LLC. In March 2008, we sold certain assets in Asia to Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included the sale of certain product rights in Japan. In June 2008, we sold our subsidiaries in Argentina and Uruguay. In September 2008, we sold our business operations located in Western and Eastern Europe, Middle East and Africa (the “WEEMEA business”) to Meda.
     The results of operations for the three and nine months ended September 30, 2008 have been adjusted in this quarterly report to exclude the results of operations for Infergen and the WEEMEA business, whose results are presented as discontinued operations.
     In October 2008, we closed the worldwide License and Collaboration Agreement (“the Collaboration Agreement”) with Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc, (“GSK”), to develop and commercialize retigabine, a first-in-class neuronal potassium channel opener for the treatment of adult epilepsy patients with refractory partial onset seizures.
     In October 2008, we acquired Coria Laboratories Ltd. (“Coria”), a privately-held specialty pharmaceutical company focused on dermatology products in the United States. In November 2008, we acquired DermaTech Pty Ltd (“DermaTech”), an Australian specialty pharmaceutical company focused on dermatology products marketed in Australia. In December 2008, we acquired Dow, a privately-held dermatology company that specializes in the development of topical products on a proprietary basis, as well as for pharmaceutical and biotechnology companies. In April 2009, we acquired EMO-FARM sp. z o.o. (“Emo-Farm”), a privately-held Polish company that specializes in gel-based over-the-counter and cosmetic products.
     In May 2009, we entered into an exclusive option agreement with Schering Corporation and Schering-Plough (together with Schering Corporation, “SP”) for taribavirin in Japan. Under the terms of the option agreement, we granted SP an option to enter into an exclusive license agreement for the development and commercialization of taribavirin in Japan. In exchange for the exclusive option, SP agreed to waive and release its right of last refusal on taribavirin under a 2000 agreement. Upon exercising the option and entering into the exclusive license agreement, SP would provide us with a $2.0 million upfront payment and pay mid-single digit royalties on net sales of taribavirin in Japan.
     In July 2009, we acquired Tecnofarma S.A. de C.V. (“Tecnofarma”), a privately-held Mexican company that produces generic pharmaceuticals for sale primarily to the government and private label markets. In October 2009, we acquired Private Formula Holdings International Pty Limited (“PFI”), a privately-held company located in Australia that is engaged in product development, sales and marketing of premium skincare products primarily in Australia.
Pharmaceutical Products
     Product sales from our pharmaceutical segments accounted for 83% and 85% of our total revenues from continuing operations for the three and nine months ended September 30, 2009, respectively, compared with 91% for each of the corresponding periods in 2008. Product sales increased $29.3 million (19%) and $71.1 million (16%) for the three and nine months ended September 30, 2009, respectively, compared with the corresponding periods in 2008. The 19% increase in pharmaceutical product sales for the three months ended September 30, 2009 was due to a 25% increase in volume and a 10% increase in price offset by a 16% reduction due to currency fluctuations. The 16% increase in pharmaceutical product sales for the nine months ended September 30, 2009 was due to a 29% increase in volume and a 6% increase in price offset by a 19% reduction due to currency fluctuations.
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
     Ribavirin royalties were $12.2 million and $38.0 million for the three and nine months ended September 30, 2009, respectively, compared with $15.2 million and $42.8 million in the corresponding periods in 2008. We expect ribavirin royalties to continue to decline in 2009 and in 2010 as royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.
     Alliance revenue also includes $3.8 million and $9.9 million for the three and nine months ended September 30, 2009, respectively, related to the GSK Collaboration Agreement.
     Beginning in January 2009, we receive royalties from patent protected formulations developed by Dow and licensed to third parties. These royalties were $2.3 million and $7.9 million for the three and nine months ended September 30, 2009, respectively.
     In the three months ended September 30, 2009, we received $6.0 million in initial fees pursuant to licensing agreements for various products. Beginning in the third quarter of 2009, we receive profit sharing payments equal to a greater than majority portion of the net profits on the sale of 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”) by Mylan, which totaled $8.5 million in the three and nine months ended September 30, 2009. The Abbreviated New Drug Application (“ANDA”) for IDP-111 received final approval by the United States Food and Drug Administration (“FDA”) on August 11, 2009. We will also receive future royalty payments on Meda’s net sales of Cesamet in the U.S. and its net sales of two dermatology products in Europe pursuant to license agreements entered into with Meda.
     Beginning in January 2009, we also receive revenue from contract research services performed by Dow in the areas of dermatology and topical medication. These services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling and regulatory affairs. This service revenue was $4.8 million and $17.1 million for the three and nine months ended September 30, 2009, respectively. Other service revenue totaled $0.2 million and $0.3 million in the three and nine months ended September 30, 2009, respectively.
Research and Development
     We are developing product candidates, including two clinical stage programs, retigabine and taribavirin, which target large market opportunities. Retigabine is being developed in partnership with GSK as a first-in-class neuronal potassium channel opener for the treatment of adult epilepsy patients with refractory partial-onset seizures. Taribavirin is a pro-drug of ribavirin for the treatment of chronic hepatitis C in treatment-naive patients in conjunction with a pegylated interferon. We are looking for potential partnering opportunities for taribavirin.
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
     GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the FDA of a new drug application (“NDA”) for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount that we would be required to refund to GSK to $40.0 million through March 31, 2010, with additional reductions in the amount of the required refund over the time the Collaboration Agreement is in effect. During the three and nine months ended September 30, 2009, the combined research and development expenses and pre-commercialization expenses incurred under the Collaboration Agreement by us and GSK were $17.5 million and $44.4 million, respectively, as outlined in the table below. We recorded a charge of $1.3 million and $1.1 million in the three and nine months ended September 30, 2009, respectively, against our share of the expenses to equalize our expenses with GSK, pursuant to the terms of the Collaboration Agreement.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
	(in thousands)
Valeant research and development costs	$7,456	$20,880
Valeant selling, general and administrative	9	214

	7,465	21,094

GSK expenses	10,019	23,298

Total spending for Collaboration Agreement	$17,484	$44,392

Equalization charge	$1,277	$1,102

     The table below outlines the alliance revenue, expenses incurred, associated credits against the expenses incurred, and the remaining upfront payment for the Collaboration Agreement during the following period (in thousands):

	Nine Months Ended September 30, 2009
			Selling,	Research
	Balance	Alliance	General and	and
Collaboration Accounting Impact	Sheet	Revenue	Administrative	Development
Upfront payment from GSK	$125,000	$—	$—	$—
Release from upfront payment in 2008	(10,909)	—	—	—
Incurred cost in 2009	—	—	214	20,880
Incurred cost offset in 2009	(22,196)	—	(1,040)	(21,156)
Recognize alliance revenue	(9,896)	(9,896)	—	—

Release from upfront payment	(32,092)	—	—	—

Remaining upfront payment from GSK	$81,999	—	—	—

Total equalization payable to GSK	$(1,102)	—	826	276

Total expense and revenue		$(9,896)	$—	$—

Accrued liabilities	$26,012
Other liabilities	39,018
Deferred revenue short-term	5,939
Deferred revenue long-term	11,030

Remaining upfront payment from GSK	$81,999

     Total combined expenses by us and GSK for the Collaboration Agreement to date through September 30, 2009 were $57.5 million.
Results of Operations
     In connection with the 2008 Strategic Plan and resulting acquisitions and dispositions in 2008, we realigned our organization in the fourth quarter of 2008 to improve our execution and align our resources and product development efforts in the markets in which we operate. We have realigned segment financial data for the three and nine months ended September 30, 2008 to reflect these changes in our organizational structure.
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
     The following table summarizes revenues by reportable segments and operating expenses for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in thousands)
Revenues
Specialty pharmaceuticals product sales	$101,616	$70,124	$284,562	$214,551
Specialty pharmaceuticals service and alliance revenue	25,629	—	49,730	—
Branded generics — Europe product sales	40,234	40,430	109,604	116,883
Branded generics — Latin America product sales	40,679	42,627	108,061	99,708
Alliances (ribavirin royalties only)	12,160	15,243	37,982	42,821

Consolidated revenues	220,318	168,424	589,939	473,963

Costs and expenses
Cost of goods sold (excluding amortization)	52,295	42,698	134,742	126,327
Cost of services	4,047	—	13,710	—
Selling, general and administrative	67,230	71,458	193,981	211,669
Research and development costs, net	11,296	23,239	29,176	75,100
Special charges and credits including acquired in-process research and development	—	—	1,974	—
Restructuring, asset impairments and dispositions	307	3,527	3,212	4,294
Amortization expense	17,616	11,488	51,725	37,616

Income from operations	$67,527	$16,014	$161,419	$18,957

Computations of percentage change period over period are based upon our results, as rounded and presented herein.
     Product Sales Revenues: In the Specialty Pharmaceuticals segment, revenues from product sales for the three months ended September 30, 2009 were $101.6 million, compared with $70.1 million for the corresponding period in 2008, representing an increase of $31.5 million (45%). Revenues from product sales for the nine months ended September 30, 2009 were $284.6 million, compared with $214.6 million for the corresponding period in 2008, representing an increase of $70.0 million (33%). The increase in product sales in the three months ended September 30, 2009 was driven by growth in existing products as well as from sales of products acquired in late 2008 as part of the Coria and DermaTech acquisitions, which contributed $13.8 million and $36.7 million in the three and nine months ended September 30, 2009, respectively. In the three months ended September 30, 2009, these increases were partly offset by a $1.7 million reduction from the depreciation of the Canadian Dollar and Australian Dollar relative to the U.S. Dollar. Sales increases in the nine months ended September 30 were partly offset by a $7.2 million reduction in sales of Efudex as a result of generic competition, a reduction of $5.8 million due to the sale of business operations in Argentina, Uruguay and Asia and $11.6 million from the depreciation of the Canadian Dollar and Australian Dollar relative to the U.S. Dollar. In the nine months ended September 30, 2008, as part of our restructuring efforts, we reduced shipments to wholesaler customers aggregating approximately $17.4 million to reduce the amount of inventory in the wholesale channel.
     In the Branded Generics — Europe segment, revenues for the three months ended September 30, 2009 were $40.2 million, compared with $40.4 million for the corresponding period in 2008, representing a decrease of $0.2 million (0%). Revenues for the nine months ended September 30, 2009 were $109.6 million, compared with $116.9 million for the corresponding period in 2008, representing a decrease of $7.3 million (6%). The depreciation of foreign currencies, particularly the Polish Zloty, relative to the U.S. Dollar resulted in decreases of $12.1 million and $41.0 million in product sales revenue in the three and nine months ended September 30, 2009, respectively. This reduction was partly offset by growth in existing products, increased revenue from a distribution contract and $3.0 million and $5.3 million in the three and nine months ended September 30, 2009, respectively, from the April 2009 acquisition of Emo-Farm.
     In the Branded Generics — Latin America segment, revenues for the three months ended September 30, 2009 were $40.7 million, compared with $42.6 million for the corresponding period in 2008, representing a decrease of $1.9 million (4%). Revenues for the nine months ended September 30, 2009 were $108.1 million, compared with $99.7 million for the corresponding period in 2008, representing an increase of $8.4 million (8%). Product sales increased across substantially all products primarily from the improvement of trading relationships with the major wholesalers in Mexico that impacted product sales for the previous two years. This increase was offset by decreases of $10.1 million and $29.5 million due to the depreciation of foreign currencies, particularly the Mexican Peso, relative to the U.S. Dollar in the three and nine months ended September 30, 2009, respectively. Revenues attributable to the third quarter 2009 acquisition of Tecnofarma were $4.7 million.
     Specialty Pharmaceuticals Service and Alliance Revenue: Service and alliance revenue in the Specialty Pharmaceuticals segment consists of (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009

Service revenue	$5,035	$17,379

Specialty pharmaceuticals alliance revenue:
Royalties	2,281	7,920
1% clindamycin and 5% benzoyl peroxide gel profit share	8,535	8,535
License payments	6,000	6,000
GSK Collaboration	3,778	9,896

Total specialty pharmaceuticals alliance revenue	20,594	32,351

Total specialty pharmaceuticals service and alliance revenue	$25,629	$49,730

     Beginning in January 2009, we receive revenue from contract research services performed by Dow in the areas of dermatology and topical medication. The services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling, and regulatory affairs. This service revenue was $4.8 million and $17.1 million for the three and nine months ended September 30, 2009, respectively. Other service revenue totaled $0.2 million and $0.3 million in the three and nine months ended September 30, 2009, respectively.
     Beginning in January 2009, we receive royalties from patent protected formulations developed by Dow and licensed to third parties. These royalties were $2.3 million and $7.9 million for the three and nine months ended September 30, 2009, respectively. Beginning in the third quarter of 2009, we receive profit sharing payments equal to a greater than majority portion of the net profits on the sale of 1% clindamycin and 5% benzoyl peroxide gel by Mylan, which totaled $8.5 million in the three and nine months ended September 30, 2009. In the three months ended September 30, 2009, we received $6.0 million in initial fees pursuant to licensing agreements for various products.
     We also earned $3.8 million and $9.9 million under the GSK Collaboration Agreement for the three and nine months ended September 30, 2009, respectively.
     Alliance Revenue (Ribavirin Royalties only): Ribavirin royalty revenue was $12.2 million and $38.0 million for the three and nine months ended September 30, 2009, respectively, compared with $15.2 million and $42.8 million for the corresponding periods in 2008, representing decreases of $3.0 million and $4.8 million, respectively. We expect ribavirin royalties to continue to decline in 2009 and in 2010 as royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2009.
     Gross Profit Margin: Gross profit margin on product sales, net of pharmaceutical product amortization, was 63% and 64% for the three and nine months ended September 30, 2009, respectively, compared with 66% and 63% for the corresponding periods in 2008. Product amortization expense was $15.2 million and $10.0 million for the three months ended September 30, 2009 and 2008, respectively. Product amortization expense was $44.7 million and $31.4 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in product amortization expense in the three and nine month periods is primarily attributable to products acquired within the Specialty Pharmaceuticals segment in the U.S. in late 2008.
     Gross profit margin on product sales (excluding pharmaceutical product amortization) was 71% and 73% for the three and nine months ended September 30, 2009, respectively, compared to 72% and 71% in the corresponding periods in 2008. The gross profit margin in the Specialty Pharmaceuticals segment was relatively flat in the three and nine months ended September 30, 2009, compared to the corresponding periods in 2008, reflecting a 1% increase in each period. The gross profit margin in the Branded Generics — Latin America segment in the three months ended September 30, 2009 decreased slightly due to the inclusion of lower margin sales attributable to the July 2009 Tecnofarma acquisition, offset by a $3.1 million decrease in inventory reserve provisions as compared to the corresponding period in 2008. The gross profit margin improvement in the Branded Generics — Latin America segment in the nine months ended September 30, 2009 was primarily due to the negative impact of inventory reserve provisions of $12.8 million in the nine months ended September 30, 2008. The decline in the gross profit margin in the Branded Generics — Europe segment in the three and nine months ended September 30, 2009 is primarily due to mix of products, including lower margin OTC sales attributable to the April 2009 Emo-Farm acquisition, and low margin revenue from distribution contracts.

	Three Months Ended
	September 30,		Increase	Percent
	2009	2008	(Decrease)	Change
	(dollars in thousands)
Gross Profit (excluding product amortization)
Specialty pharmaceuticals	$79,371	$54,205	$25,166	46%
% of product sales	78%	77%
Branded generics — Europe	23,382	27,239	(3,857)	(14)%
% of product sales	58%	67%
Branded generics — Latin America	27,537	29,027	(1,490)	(5)%
% of product sales	68%	68%
Corporate	(56)	11	(67)	—
% of product sales	—	—

Consolidated gross profit	$130,234	$110,482	$19,752	18%

% of product sales	71%	72%

Product Amortization
Specialty pharmaceuticals	$13,609	$8,641	$4,968	57%
Branded generics — Europe	711	316	395	125%
Branded generics — Latin America	900	1,086	(186)	(17)%

Total product amortization	$15,220	$10,043	$5,177	52%

Gross Profit (including product amortization)
Specialty pharmaceuticals	$65,762	$45,564	$20,198	44%
% of product sales	65%	65%
Branded generics — Europe	22,671	26,923	(4,252)	(16)%
% of product sales	56%	67%
Branded generics — Latin America	26,637	27,941	(1,304)	(5)%
% of product sales	65%	66%
Corporate	(56)	11	(67)	—
% of product sales	—	—

Consolidated gross profit	$115,014	$100,439	$14,575	15%

% of product sales	63%	66%

	Nine Months Ended
	September 30,		Increase	Percent
	2009	2008	(Decrease)	Change
	(dollars in thousands)
Gross Profit (excluding product amortization)
Specialty pharmaceuticals	$228,773	$168,965	$59,808	35%
% of product sales	80%	79%
Branded generics — Europe	61,351	72,394	(11,043)	(15)%
% of product sales	56%	62%
Branded generics — Latin America	77,423	62,563	14,860	24%
% of product sales	72%	63%
Corporate	(62)	892	(954)	—
% of product sales	—	—

Consolidated gross profit	$367,485	$304,814	$62,671	21%

% of product sales	73%	71%

Product Amortization
Specialty pharmaceuticals	$40,723	$27,444	$13,279	48%
Branded generics — Europe	1,442	907	535	59%
Branded generics — Latin America	2,534	3,093	(559)	(18)%

Total product amortization	$44,699	$31,444	$13,255	42%

Gross Profit (including product amortization)
Specialty pharmaceuticals	$188,050	$141,521	$46,529	33%
% of product sales	66%	66%
Branded generics — Europe	59,909	71,487	(11,578)	(16)%
% of product sales	55%	61%
Branded generics — Latin America	74,889	59,470	15,419	26%
% of product sales	69%	60%
Corporate	(62)	892	(954)	—
% of product sales	—	—

Consolidated gross profit	$322,786	$273,370	$49,416	18%

% of product sales	64%	63%
     Selling, General and Administrative Expenses: Selling, general and administrative (“SG&A”) expenses were $67.2 million and $194.0 million for the three and nine months ended September 30, 2009, respectively, compared to $71.5 million and $211.7 million in the corresponding periods in 2008, reflecting decreases of $4.3 million (6%) and $17.7 million (8%), respectively. As a percentage of product sales, SG&A expenses were 37% and 39% in the three and nine months ended September 30, 2009, respectively, compared to 47% and 49% in the corresponding periods in 2008. The decrease in SG&A expenses for the three and nine months ended September 30, 2009 primarily reflects savings from our restructuring initiatives partially offset by increased costs attributable to the acquisition of Dow and Coria. SG&A expenses had $7.3 million and $25.3 million of favorable currency impact in the three and nine month periods ended September 30, 2009, respectively. SG&A expenses in the three and nine months ended September 30, 2009 included $2.8 million and $3.7 million, respectively, of costs related to the acquisitions of Dow, Emo-Farm, Tecnofarma and PFI. SG&A expenses in the nine months ended September 30, 2009 also included $1.6 million of transfer taxes on an intercompany return of capital. SG&A expenses in the nine months ended September 30, 2008 included a $3.0 million reversal of a tax benefit in Mexico, offset in part by a $4.4 million credit related to stock-based compensation forfeitures.
     Research and Development Costs: Research and development expenses were $11.3 million and $29.2 million for the three and nine months ended September 30, 2009, respectively, compared to $23.2 million and $75.1 million in the corresponding periods in 2008, reflecting decreases of $11.9 million (51%) and $45.9 million (61%), respectively. The decrease in research and development expenses was largely related to the expenditures of $11.1 million and $38.5 million for the retigabine clinical development program in the three and nine month periods ended

September 30, 2008, respectively. Our research and development expenses for the retigabine clinical development program in the three and nine month periods ended September 30, 2009 were $7.5 million and $20.9 million, respectively, but were reduced to zero by the credit resulting from the upfront fee from GSK under the Collaboration Agreement. Research and development expenses also decreased $3.5 million and $11.2 million in the three and nine months ended September 30, 2009, respectively, from the effects of our restructuring actions. In addition, spending for other products in development, primarily Diastat Intranasal and taribavirin, decreased by $1.8 million and $7.9 million in the three and nine months ended September 30, 2009, respectively. The development of Diastat Intranasal was discontinued in the first quarter of 2009. These decreases in research and development expenses were partially offset by increases of $5.3 million and $14.1 million in the three and nine months ended September 30, 2009, respectively, due to the acquisition of Dow in December 2008. Research and development costs are expected to increase in future quarters as certain dermatology compounds enter Phase III clinical trial activity.
     Special Charges and Credits Including Acquired In-process Research and Development: In June 2009, we entered into a license agreement with Endo Pharmaceuticals Inc. that grants us an exclusive license to develop and commercialize Opana® and Opana® ER in Canada, Australia and New Zealand. Regulatory approval must be received prior to any sale of the licensed products. We recorded a $1.8 million charge related to the initial license fee in the second quarter of 2009. During the second quarter of 2009, we acquired rights to additional products in Mexico that are not currently approved for sale, for an aggregate price of $0.2 million, which was recorded as a charge in the second quarter of 2009.
     Restructuring, Asset Impairments and Dispositions: Our restructuring charges include severance costs, contract cancellation costs, the abandonment of capitalized assets, the impairment of manufacturing facilities, and other associated costs, including legal and professional fees. We have accounted for statutory and contractual severance obligations when they are estimable and probable, pursuant to ASC 712. For one-time severance arrangements, we have applied the methodology defined in ASC 420. Pursuant to these requirements, these benefits are detailed in an approved severance plan, which is specific as to number, position, location and timing. In addition, the benefits are communicated in specific detail to affected employees and it is unlikely that the plan will change when the costs are recorded. If service requirements exceed a minimum retention period, the costs are spread over the service period; otherwise they are recognized when they are communicated to the employees. Contract cancellation costs are recorded in accordance with ASC 420. We have followed the requirements of ASC 360 in recognizing the abandonment of capitalized assets and the impairment of manufacturing facilities. For a further description of the accounting for impairment of long-lived assets, see Note 1, Organization and Summary of Significant Accounting Policies, in our 2008 Annual Report 8-K. Other associated costs, such as legal and professional fees, have been expensed as incurred, pursuant to ASC 420.
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
     In March 2008, we closed the sale to Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) of certain assets in Asia that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included the sale of certain product rights in Japan. During the three months ended March 31, 2008, we received initial proceeds of $37.9 million and recorded a gain of $36.9 million in this transaction. During the three months ended June 30, 2008 and the three months ended September 30, 2008, we recorded $1.0 million and $0.8 million, respectively, of net asset adjustments and additional closing costs resulting in a reduced gain of $35.1 million as of

September 30, 2008. During the three months ended March 31, 2009, we received substantially all of the remaining additional proceeds of $3.4 million from the sale in accordance with net asset settlement provisions of the sale.
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
     The net restructuring, asset impairments and dispositions charge of $0.3 million in the three months ended September 30, 2009 included $0.2 million of severance charges for a total of 33 affected employees. The charge also included $0.1 million of contract cancellation costs and other cash costs. The net restructuring, asset impairments and dispositions charge of $3.2 million in the nine months ended September 30, 2009 included $2.0 million of severance charges for a total of 63 affected employees. The charge also included $1.2 million of contract cancellation costs and other cash costs.
     The following table summarizes the restructuring costs recorded in the three and nine months ended September 30, 2009 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009

Severance costs (455 employees, cumulatively)	$247	$2,022
Contract cancellation costs, legal and professional fees and other associated costs	58	1,152

Subtotal: cash charges	305	3,174
Non-cash charges	2	38

Restructurings, asset impairments and dispositions	$307	$3,212

     The net restructuring, asset impairments and disposition charge of $3.5 million in the three months ended September 30, 2008 included the $0.8 million of additional costs and net asset adjustments recorded as reductions of the gain originally recorded in the first quarter of 2008 in the Invida transaction, $0.2 million of severance charges for a total of 16 affected employees, $1.5 million for professional service fees related to the strategic review of our business, $0.7 million of contract cancellation costs and $0.3 million of other cash costs.
     The net restructuring, asset impairments and disposition charge of $4.3 million in the nine months ended September 30, 2008 included $12.3 million of severance costs for a total of 160 affected employees who were part of the supply, selling, general and administrative and research and development workforce in the United States, Mexico and Brazil. The charge also included $9.8 million for professional service fees related to the strategic review of our business, $0.7 million of contract cancellation costs and other cash costs of $0.5 million. Additional amounts incurred included a stock compensation charge for the accelerated vesting of the stock options of our former chief executive officer of $4.8 million, impairment charges relating to the sale of our subsidiaries in Argentina and Uruguay and certain fixed assets in Mexico of $8.5 million and the $2.7 million loss on the sale of our subsidiaries in Argentina and Uruguay, offset in part by the gain of $35.1 million in the transaction with Invida.
     The following table summarizes the restructuring costs and gains recorded in the three and nine months ended September 30, 2008 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008

Severance costs (160 employees, cumulatively)	$220	$12,289
Contract cancellation costs, legal and professional fees and other associated costs	2,478	11,030

Subtotal: cash charges	2,698	23,319
Stock compensation	—	4,778
Impairment of long-lived assets	—	8,537
Loss on sale of long-lived assets	—	2,736

Subtotal: restructuring expenses	2,698	39,370
Gain on Invida transaction	829	(35,076)

Restructurings, asset impairments and dispositions	$3,527	$4,294

     In the three and nine months ended September 30, 2008, we recorded inventory obsolescence charges of $2.2 million and $20.2 million, respectively, resulting primarily from decisions to cease promotion of or discontinue certain products, decisions to discontinue certain manufacturing transfers, and product quality failures. These inventory obsolescence charges were recorded in cost of goods sold.
     Reconciliation of Cash Restructuring Payments with Restructuring Accrual
     As of September 30, 2009, the restructuring accrual includes $6.7 million related to the 2008 restructuring plan for severance costs, lease termination penalty costs, contract cancellation costs, legal and professional fees and other associated costs expected to be paid primarily during the remainder of 2009, except for the lease termination penalty which will be paid in 2011. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):
Reconciliation of Cash Payments and Accruals

Restructuring accrual, December 31, 2008	$10,926
Charges to earnings	3,174
Cash paid	(7,446)

Restructuring accrual, September 30, 2009	$6,654

     The 2008 restructuring initiatives were substantially completed by the end of the third quarter of 2009. We expect to continue to recognize costs through 2011 related to the accretion of lease termination penalty costs.
     Amortization: Amortization expense was $17.6 million and $51.7 million for the three and nine months ended September 30, 2009, respectively, compared to $11.5 million and $37.6 million in the corresponding periods in 2008, reflecting increases of $6.1 million (53%) and $14.1 million (38%), respectively. Amortization increased by $4.1 million and $12.4 million in the three and nine months ended September 30, 2009, respectively, related to the intangible assets obtained in our acquisition of Dow and Coria, partially offset by the declining amortization of the rights to the ribavirin royalty intangible, which was amortized using an accelerated method and was fully amortized as of September 30, 2008 and lower amortization from the divestiture of our operations in Asia, Uruguay and Argentina.
     Interest Expense and Income: Interest expense was $14.0 million and $30.5 million for the three and nine months ended September 30, 2009, respectively, compared to $10.1 million and $36.8 million in the corresponding periods in 2008, reflecting an increase of $3.9 million (39%) and a decrease of $6.3 million (17%), respectively. The increase in the three-month period was primarily due to interest expense on our $365.0 million 8.375% Senior Notes issued in June 2009, offset in part by the purchase of a portion of our 3.0% Notes (as defined below) and the redemption of our $300.0 million 7.0% Senior Notes, which occurred in July 2008. The decrease in the nine-month period was primarily due to the redemption of our $300.0 million 7.0% Senior Notes in July 2008 and the purchase of a portion of our 3.0% Notes, offset in part by interest expense on our $365.0 million 8.375% Senior Notes issued in June 2009.

     Interest income was $1.1 million and $3.7 million for the three and nine months ended September 30, 2009, respectively, compared to $3.1 million and $13.0 million in the corresponding periods in 2008, reflecting decreases of $2.0 million (65%) and $9.3 million (72%), respectively. The decrease was due to lower cash balances resulting from our acquisitions, the purchase of our $300.0 million 7.0% Senior Notes, purchase of a portion of our 3.0% Notes and 4.0% Notes, repurchases of our common stock and lower average interest rates.
     On January 1, 2009, we adopted Financial Accounting Standards Board Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which was primarily codified into Accounting Standards Codification (“ASC”) 470-20. ASC 470-20 requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. ASC 470-20 requires bifurcation of a component of the debt instruments, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense. ASC 470-20 is applicable to our 3.0% Convertible Subordinated Notes (the “3.0% Notes”) and our 4.0% Convertible Subordinated Notes (the “4.0% Notes”) issued in 2003. ASC 470-20 requires retrospective application upon adoption to prior periods presented. Interest expense attributable to the adoption of ASC 470-20 was $2.2 million and $8.4 million for the three and nine months ended September 30, 2009, respectively, compared with $3.8 million and $11.2 million in the corresponding periods in 2008. See Note 9 to our consolidated condensed financial statements included elsewhere in this quarterly report for additional information regarding our implementation of ASC 470-20.
     Gain (loss) on Early Extinguishment of Debt: During the nine months ended September 30, 2009, we purchased an aggregate of $173.5 million principal amount of the 3.0% Notes and 4.0% Notes at a purchase price of $178.3 million, consisting of cash consideration aggregating $171.1 million and warrants to purchase 1,769,265 shares of our common stock at an exercise price of $31.61 per share, with an estimated fair value of $7.2 million. For additional information, see Note 9 to our consolidated condensed financial statements included elsewhere in this quarterly report. The carrying amount, net of unamortized debt issuance costs, of the 3.0% Notes and 4.0% Notes purchased was $162.6 million and the estimated fair value of the Notes exclusive of the conversion feature was $155.4 million. The difference between the carrying amount and the estimated fair value was recognized as a gain of $7.2 million upon early extinguishment of debt. Loss on early extinguishment of debt of $14.9 million in the three and nine months ended September 30, 2008 resulted from the July 2008 redemption of our 7.0% Senior Notes and includes redemption premium of $10.5 million, unamortized loan costs of $2.9 million and an interest rate swap agreement termination fee of $1.5 million.
     Other Income (Expense), Net, Including Translation and Exchange: Other income (expense), net, including translation and exchange was expense of $1.4 million and $0.8 million for the three and nine months ended September 30, 2009, respectively, compared to expense of $1.6 million and $3.4 million in the corresponding periods in 2008. The expense for the three months and nine months ended September 30, 2009 related primarily to the strengthening of the Polish Zloty against other Central European currencies resulting in translation and exchange losses from the revaluation of intercompany balances and the weakening of the U.S. Dollar relative to the Euro, the Swiss Franc and the British Pound resulting in translation and exchange losses on foreign currency denominated liabilities in our U.S. Dollar denominated subsidiaries. This expense in the nine months ended September 30, 2009 was partially offset by the weakening of the Polish Zloty against the U.S. Dollar denominated cash and receivables balances in our Polish subsidiary. The expense in the three and nine months ended September 30, 2008 resulted primarily from the strengthening of the Polish Zloty against the U.S. Dollar denominated cash and receivable balances in our Polish subsidiary.
     Income Taxes: The income tax provisions in the three and nine months ended September 30, 2009 and 2008 relate to the profits of our foreign operations, foreign withholding taxes, the income tax effects on interest paid on our integrated debt, penalties and interest associated with the settlement of U.S. tax audits, and state and local taxes in the United States. We continue to provide residual U.S. tax on the unremitted earnings of our foreign subsidiaries including applicable withholding taxes due upon repatriation.
     Because of our losses in prior periods, we are required to maintain a valuation allowance offsetting our net U.S. deferred tax assets of approximately $111.3 million as of September 30, 2009. See Note 10 to our consolidated condensed financial statements included elsewhere in this quarterly report for a discussion of this valuation allowance.
     The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal. The exact timing of the valuation allowance release is subject to change based on the level of profitability that we are able to achieve and our visibility into future period results. Because evidence, such as our historical operating results during the most recent three-year period, is afforded more weight than forecasted results for future periods, our historical losses during this three-year period represent sufficient negative evidence regarding the need for a full valuation allowance. At this time, there is insufficient objective evidence as to the timing and amount of future U.S. taxable income to allow for the release of the remaining U.S. valuation allowance which is primarily offsetting future benefits of foreign tax and research and development credits. We will release this valuation allowance when management determines that it is more likely than not that our deferred tax assets will be realized. Any release of valuation allowance will be recorded as a tax benefit increasing net income.
     It is reasonably possible that if we continue to generate taxable profits in the U.S. over the near term management may determine that it is more likely than not that all or a portion of the deferred tax assets will be realized.
     Income (loss) from Discontinued Operations, Net: The results from discontinued operations were a loss of $0.4 million and $0.1 million for the three and nine months ended September 30, 2009, respectively, compared to income of $210.2 million and $187.1 million in the corresponding periods in 2008, and relate primarily to the WEEMEA business and our Infergen operations. The income in the three and nine months ended September 30, 2008 includes the gain on sale of the WEEMEA business of $178.5 million.
Liquidity and Capital Resources
     Cash and cash equivalents and marketable securities totaled $385.9 million at September 30, 2009 compared with $218.8 million at December 31, 2008. The increase of $167.1 million resulted primarily from net proceeds of $346.0 million from the issuance of the 8.375% Senior Notes due June 15, 2016 (the “Senior Notes”) (comprised of $365.0 million gross proceeds, less $11.7 million original issue discount and $7.3 million underwriters’ fees), $131.0 million of cash from operations, and proceeds from stock option exercises and employee stock purchases of $34.4 million, offset by $171.1 million paid to purchase a portion of the 3.0% Notes and 4.0% Notes. A portion of the purchase price totaling $35.4 million was attributable to accreted interest on the debt discount and deferred loan costs. The $35.4 million has been reflected as payments of accreted interest on long-term debt in cash flow from operating activities in continuing operations. The remaining $135.7 million has been reflected as payments on long-term debt and notes payable in cash flows from financing activities in continuing operations. In addition to the $171.1 million paid to purchase a portion of the 3.0% Notes and 4.0% Notes, $12.7 million of payments were made on the Tecnofarma debt, and the remaining decrease related to $62.1 million for the purchase of treasury stock, $59.8 million, net of cash acquired, paid for the acquisitions of Emo-Farm and Tecnofarma, $48.7 million for the acquisition of Dow, $13.5 million paid for liabilities related to the sale of the WEEMEA business, $13.3 million of capital expenditures, $6.5 million for the acquisition of product rights in Australia and New Zealand and $4.7 million related to the effect of exchange rate changes. Working capital was $250.5 million at September 30, 2009 compared with $175.5 million at December 31, 2008. The increase in working capital of $75.0 million primarily resulted from the increase in cash and cash equivalents, marketable securities, accounts receivable and inventories offset by increases in accrued liabilities, notes payable and the current portion of long-term debt.
     During the nine months ended September 30, 2009, cash provided by operating activities in continuing operations totaled $133.9 million, compared with $58.6 million for the corresponding period in 2008. The cash provided by operating activities in continuing operations was primarily a result of net income adjusted for non-cash charges. The cash provided by operating activities in continuing operations for 2008 was primarily a result of the reduction in income taxes receivable and accounts receivable, offset by the increase in inventories.
     Cash used in investing activities in continuing operations was $230.8 million for the nine months ended September 30, 2009, compared with cash provided by investing activities in continuing operations of $49.9 million for the corresponding period in 2008. In 2009, cash used in investing activities in continuing operations consisted primarily of the net purchase of investments of $103.1 million, $59.8 million, net of cash acquired, paid for the acquisitions of Emo-Farm and Tecnofarma, $48.7 million paid for liabilities for the acquisition of Dow, capital expenditures of $13.3 million and $6.5 million for the acquisition of product rights in Australia and New Zealand. Cash used in investing activities in discontinued operations in 2009 of $4.9 million consisted primarily of $13.5 million paid for liabilities related to the sale of the WEEMEA business, offset by $5.7 million received from Three Rivers Pharmaceuticals, LLC for an additional payment for the sale of our Infergen product rights and $2.8 million received for proceeds from a legal settlement. In 2008, cash provided by investing activities in continuing operations consisted primarily of proceeds of $36.3 million received from the Invida transaction, $12.3 million received from the sale of our subsidiaries in Argentina and Uruguay, and net proceeds from investments of $11.3 million, offset in part by capital expenditures of $9.5 million. Cash provided by investing activities in discontinued operations in 2008 of $462.4 million consisted primarily of the net proceeds of $394.6 million from the sale of the WEEMEA business to Meda and $70.8 million of cash proceeds received as the initial payment in the sale of our Infergen operations to Three Rivers Pharmaceuticals.
     Cash provided by financing activities in continuing operations was $171.4 million for the nine months ended September 30, 2009, and primarily consisted of the net proceeds of $346.0 million for the issuance of the Senior Notes, proceeds from stock option exercises and employee stock purchases of $34.4 million offset in part by the payments on long-term debt and notes payable of $151.0 million and $62.1 million for the purchase of treasury stock. Cash used in financing activities in continuing operations was $373.4 million in the nine months ended September 30, 2008 and consisted primarily of payment of debt and notes payable of $300.7 million and purchase of treasury stock of $91.4 million, offset in part by proceeds from stock option exercises and employee stock purchases of $18.6 million.
     The Senior Notes are guaranteed on a senior unsecured basis by each of our present and future U.S. subsidiaries that qualify as restricted subsidiaries under the indenture. As of September 30, 2009, our non-guarantor subsidiaries had total assets of $726.4 million, total liabilities of $491.1 million, net revenues of $294.0 million and income from operations of $87.6 million for the nine months ended September 30, 2009.
     If GSK terminates the Collaboration Agreement prior to the expiration of the Review Period, we would be required to refund to GSK up to $40.0 million of the upfront fee through March 31, 2010, with additional reductions in the amount of the required refund over the time the Collaboration Agreement is in effect.
     In October, 2009, we paid $115.0 million to the former Dow common stockholders in order to settle all current and future income milestone obligations that we had to these stockholders under the December 2008 Dow merger agreement. Specifically, in exchange for this payment, we received rights to all future profit share payments to Dow under Dow’s 2008 agreement with Mylan related to sales of IDP-111 and a release by the former Dow stockholders of their right to receive up to $235.0 million in milestone payments upon successful development and commercialization of certain Dow pipeline products. We further agreed to terminate the indemnification obligations of the former Dow common stockholders and to release the $35.0 million escrow account.
     We believe that our existing cash and cash equivalents and funds generated from operations will be sufficient to meet our operating requirements at least through September 30, 2010, and to provide cash needed to fund capital expenditures and our clinical development program. While we have no current intent to issue additional debt or equity securities, we may seek additional debt financing or issue additional equity securities to finance future acquisitions or for other purposes. There can be no assurance we would be able to secure such financing on acceptable terms, if at all, especially in light of current economic and market conditions. We fund our operating cash requirements primarily from cash provided by operating activities. Our sources of liquidity are cash and cash equivalent balances, cash flow from operations, and cash provided by investing activities.
     We did not pay dividends for either the nine months ended September 30, 2009 or the twelve months ended December 31, 2008.
Off-Balance Sheet Arrangements
     We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases disclosed in our 2008 Annual Report 8-K. Our 3.0% and 4.0% Convertible Subordinated Notes include conversion features that are considered off-balance sheet arrangements under SEC requirements. For further discussion of the

3.0% Notes and 4.0% Notes, please refer to the preceding section “Liquidity and Capital Resources” and to Note 9 of notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
     On May, 13, 2008, we announced clinical data results for RESTORE 2. RESTORE 2 evaluated the 600 mg and 900 mg daily doses of retigabine versus placebo in patients taking stable doses of one to three additional AEDs. Retigabine at both the 600 mg and 900 mg doses demonstrated highly statistically significant results on the primary efficacy endpoints important for regulatory review by both the FDA and the EMEA.
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
     During RESTORE 2, 14.4% and 25.8% of patients in the retigabine 600 mg and 900 mg arms, respectively, and 7.8% of patients in the placebo arm withdrew due to adverse events. As expected, the most common side effects associated with retigabine in RESTORE 2 included dizziness, somnolence, and fatigue and were generally seen at lower rates than at a 1200 mg dose in the RESTORE 1 trial. Results of the study were presented at the 62nd American Epilepsy Society annual meeting in Seattle, Washington in December 2008. We, along with our collaboration partner GSK, met with the FDA in August 2009 to discuss the technical aspects of the planned NDA submission. Both the NDA and the Marketing Authorization Application submission to the European Medicines Agency were completed on October 30, 2009.
     In March 2007, we initiated development of a modified release formulation of retigabine. In addition, in November 2007, we began enrolling patients into a randomized, double-blind, placebo-controlled Phase IIa study to evaluate the efficacy and tolerability of retigabine as a treatment for neuropathic pain resulting from post-herpetic neuralgia. In August 2009, we announced preliminary results from the Phase IIa proof-of-concept clinical trial. While retigabine was generally well tolerated, the study did not meet its pre-specified primary efficacy endpoint. Further detailed analyses are warranted and are ongoing.
     In September 2009, a Phase I clinical study was initiated for three additional retigabine modified release technologies, the purpose of which is to identify a lead modified release formulation that will be advanced in further research intended to support a product with either a once or twice daily dosing regimen for epilepsy patients.
     As discussed in more detail in the subsection “Collaboration Agreement” above, in October 2008, we closed the worldwide Collaboration Agreement with GSK to develop and commercialize retigabine and its backup compounds and received $125.0 million in upfront fees from GSK upon the closing.
     External research and development expenses for retigabine were $6.3 million ($7.5 million total research and development expenses) and $16.4 million ($20.9 million total research and development expenses) prior to the credit from the GSK Collaboration Agreement for the three and nine months ended September 30, 2009, respectively, compared with $11.1 million and $38.5 million for the corresponding periods in 2008.
     Taribavirin
     Taribavirin (formerly referred to as viramidine) is a nucleoside (guanosine) analog that is converted into ribavirin by adenosine deaminase in the liver and intestine. We are developing taribavirin in oral form for the treatment of hepatitis C.
     We are actively seeking potential partners for the taribavirin program. External research and development expenses for taribavirin were $0.8 million and $2.2 million for the three and nine months ended September 30, 2009, respectively, compared with $1.3 million and $6.4 million for the corresponding periods in 2008.
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
     IDP-115 combines an established anti-rosacea active ingredient with sunscreen agents to provide sun protection in the same topical treatment for rosacea patients. Rosacea is a common condition treated by dermatologists and characterized by multiple signs and symptoms including papules, pustules and erythema, most commonly on the central area of the face.

Foreign Operations
     Approximately 57% and 69% of our revenues from continuing operations, which includes royalties, for the nine months ended September 30, 2009 and 2008, respectively, were generated from operations outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions. Changes in the relative values of currencies may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.
Critical Accounting Estimates
     The consolidated condensed financial statements appearing elsewhere in this quarterly report have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to product returns, alliance revenue and expense offsets recognized under the GSK Collaboration Agreement, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ materially from those estimates. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2008 Annual Report 8-K for a discussion of our critical accounting estimates.
Other Financial Information
     With respect to the unaudited consolidated condensed financial information of Valeant Pharmaceuticals International for the three and nine months ended September 30, 2009 and 2008, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 2, 2009, appearing herein; states that they did not audit and they do not express an opinion on that unaudited consolidated condensed financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited consolidated condensed financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
Forward-Looking Statements
     Except for the historical information contained herein, the matters addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” “should,” “could,” “would,” “may,” “will,” “believes,” “estimates,” “potential,” or “continue” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by our management. Factors that might cause or contribute to these differences include the factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by Part II, Item 1A, “Risk Factors,” of our Quarterly Reports on Form 10-Q. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Polish Zloty, the Mexican Peso, the Australian Dollar, and the Canadian Dollar. During 2009, we entered into various forward foreign currency contracts to: a) reduce our exposure to forecasted 2009 Japanese Yen denominated royalty revenue, b) hedge our net investment in our Polish and Brazilian subsidiaries, and c) utilize fair value hedges to reduce our exposure to various currencies as a result of repetitive short-term intercompany investments and obligations. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At September 30, 2009, the fair value of our derivatives was (in thousands):

	Notional/	Assets (Liabilities)
	Contract	Carrying	Fair
Description	Amount	Value	Value
Undesignated hedges	$108,541	$(1,412)	$(1,412)
Net investment derivative contracts	24,332	204	204
Cash flow derivative contracts	2,132	(100)	(100)
     We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our 2009 pretax earnings. In addition, we had $638.8 million of fixed rate debt as of September 30, 2009 that required U.S. Dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our subsidiaries located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. Dollar.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance of achieving the desired control objectives, and that we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     As of September 30, 2009, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). This evaluation was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
     There has been no change in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     See Note 13, Commitments and Contingencies, of the notes to consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A. Risk Factors
     In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and, to the extent applicable, our Quarterly Reports on Form 10-Q in evaluating our business, financial position, future results, and prospects. Although there have been no material changes to the risk factors described in such Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, the risks described therein are not the only risks facing our company. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.
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
     During the nine months ended September 30, 2009, we purchased $173.5 million aggregate principal amount of our 3.0% Notes and 4.0% Notes for $178.3 million consisting of cash consideration aggregating $171.1 million and warrants (the “Warrants”) to purchase 1,769,265 shares of our common stock (the “Warrant Shares”) at an exercise price of $31.61 per share. The Warrants were issued to certain former holders of 3.0% Notes in August 2009 as part of an exchange transaction, which was made without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 3(a)(9) thereof. The estimated fair value of the Warrants using the Black-Scholes pricing model was $7.2 million. The Warrants are fully vested, are exercisable on a cashless basis only and expire on August 16, 2010. The number of Warrant Shares and the per share exercise price are subject to adjustment upon stock splits and combinations, certain dividends and distributions, rights offerings, tender offers and consolidations, mergers and sales or conveyances of all or substantially all of our assets made or effected by us. In total, we have purchased $206.1 million aggregate principal amount of our 3.0% Notes and 4.0% Notes at a purchase price of $207.3 million as of September 30, 2009, including cash and warrants. During the nine months ended September 30, 2009, we purchased 2,618,048 shares of our common stock for a total of $62.1 million. As of September 30, 2009, we have repurchased an aggregate 2,917,009 shares of our common stock for $68.2 million under this program.
     Set forth below is the information regarding shares repurchased under the stock repurchase program during the three months ended September 30, 2009:

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number of	Average Price	Shares Purchased	May Yet Be
	Shares	Paid Per	as Part of Publicly	Purchased under the
Period	Repurchased	Share	Announced Plan	Plan
				(In thousands)

7/1/09 - 7/31/09	1,222,746	$23.77	1,222,746	$294,956
8/1/09 - 8/31/09	99,300	$25.46	99,300	$236,501
9/1/09 - 9/30/09	187,032	$25.67	187,032	$231,698

Total	1,509,078	$24.12	1,509,078

Item 6. Exhibits

Exhibit
2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 28, 2009, by and among Valeant Pharmaceuticals International and Harris Goodman in his capacity as the Stockholder Representative on behalf of the Securityholders of Dow Pharmaceutical Sciences, Inc.†*

3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 (No. 03995078), which is incorporated herein by reference.

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 6, 2004 (No. 041068838), which is incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 25, 2008, which is incorporated herein by reference.

4.1	Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, filed November 10, 1994 (No. 94558814), which is incorporated herein by reference.

4.2	Amendment No. 1 to Rights Agreement, dated as of October 5, 2004, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed October 6, 2004 (No. 041068838), which is incorporated herein by reference.

4.3	Amendment No. 2 to Rights Agreement, dated as of June 5, 2008, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 4 to Form 8-A/A, filed June 6, 2008, which is incorporated herein by reference.

4.4	Amendment No. 3 to Rights Agreement, dated as of May 15, 2009, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.4 to the Registrant’s Amendment No. 5 to Form 8-A/A, filed May 15, 2009, which is incorporated herein by reference.

10.1	Product Commercialization Agreement, dated as of March 14, 2008, by and between Mylan Pharmaceuticals Inc. and Dow Pharmaceutical Sciences, Inc.†

10.2	Form of Warrant issued pursuant to that certain Exchange Agreement, dated August 13, 2009, by and among Valeant Pharmaceuticals International and certain holders of the Company’s 3.00% Convertible Subordinated Notes due August 16, 2010.

Exhibit
15.1	Review Report of Independent Registered Public Accounting Firm.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC. Such information has been omitted and filed separately with the Securities and Exchange Commission.

*	One or more exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We undertake to furnish supplementally a copy of any omitted exhibit to the SEC upon request.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International Registrant
/s/ J. Michael Pearson
J. Michael Pearson
Chairman and Chief Executive Officer

Date: November 2, 2009

/s/ Peter J. Blott
Peter J. Blott
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 2, 2009

EXHIBIT INDEX

Exhibit
2.1	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 28, 2009, by and among Valeant Pharmaceuticals International and Harris Goodman in his capacity as the Stockholder Representative on behalf of the Securityholders of Dow Pharmaceutical Sciences, Inc.†*

3.1	Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003 (No. 03995078), which is incorporated herein by reference.

3.2	Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 6, 2004 (No. 041068838), which is incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Registrant previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed February 25, 2008, which is incorporated herein by reference.

4.1	Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, filed November 10, 1994 (No. 94558814), which is incorporated herein by reference.

4.2	Amendment No. 1 to Rights Agreement, dated as of October 5, 2004, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed October 6, 2004 (No. 041068838), which is incorporated herein by reference.

4.3	Amendment No. 2 to Rights Agreement, dated as of June 5, 2008, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 4 to Form 8-A/A, filed June 6, 2008, which is incorporated herein by reference.

4.4	Amendment No. 3 to Rights Agreement, dated as of May 15, 2009, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.4 to the Registrant’s Amendment No. 5 to Form 8-A/A, filed May 15, 2009, which is incorporated herein by reference.

10.1	Product Commercialization Agreement, dated as of March 14, 2008, by and between Mylan Pharmaceuticals Inc. and Dow Pharmaceutical Sciences, Inc.†

10.2	Form of Warrant issued pursuant to that certain Exchange Agreement, dated August 13, 2009, by and among Valeant Pharmaceuticals International and certain holders of the Company’s 3.00% Convertible Subordinated Notes due August 16, 2010.

15.1	Review Report of Independent Registered Public Accounting Firm.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC. Such information has been omitted and filed separately with the Securities and Exchange Commission.

*	One or more exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We undertake to furnish supplementally a copy of any omitted exhibit to the SEC upon request.