Form 10-K
period 2009-12-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2010-02-24
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter based on the closing price of the common stock on the New York Stock Exchange on such date, was approximately $2,117,574,000.

The number of outstanding shares of the registrant’s common stock as of February 18, 2010 was 78,021,855.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in Valeant Pharmaceuticals International’s definitive proxy statement for the 2010 annual meeting of stockholders is incorporated by reference into Part III of this Form 10-K.

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

Acanya, Ancobon, Atralin, Bedoyecta, Bisocard, CeraVe, Cesamet, Cloderm, Diastat, Diastat AcuDial, Dermaveen, Dr. Renaud, Dr. LeWinn’s, Efudex/Efudix, Infergen, Kinerase, Librax, Librium, Mestinon, Migranal, MVE, M.V.I., Nyal, Opana, Permax, Quarzan, Syncumar and Sinupret are trademarks or registered trademarks of Valeant Pharmaceuticals International or its related companies or are used under license. This annual report also contains trademarks or trade names of other companies and those trademarks and trade names are the property of their respective owners.

PART I

Item 1.	Business

Unless the context indicates otherwise, when we refer to “we,” “us,” “our,” “Valeant” or the “Company” in this Annual Report on Form 10-K, we are referring to Valeant Pharmaceuticals International, a Delaware corporation, and its subsidiaries on a consolidated basis.

Introduction

We are a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Our specialty pharmaceutical and OTC products are marketed under brand names and are sold in the United States, Canada, Australia and New Zealand, where we focus most of our efforts on the dermatology and neurology therapeutic classes. We also have branded generic and OTC operations in Europe and Latin America which focus on pharmaceutical products that are bioequivalent to original products and are marketed under company brand names.

Business Strategy

Our strategy is to focus the business on core geographies and therapeutic classes, maximize pipeline assets through strategic partnerships with other pharmaceutical companies and deploy cash with an appropriate mix of selective acquisitions, share buybacks and debt repurchases. We believe this strategy will allow us to improve both our growth rates and profitability.

Our leveraged research and development (“R&D”) model is a key element to our business strategy. It allows us to progress development programs to drive future commercial growth, while minimizing our R&D expense. This is achieved in 4 ways: (1) we structure partnerships and collaborations so that our partner partially funds development work, e.g., collaboration on retigabine with Glaxo Group Limited (“GSK”), a wholly-owned subsidiary of GlaxoSmithKline plc, (2) we bring products already developed for other markets to our territories, e.g., our joint venture relationship in Canada with Meda AB (“Meda”), an international specialty pharmaceutical company located in Stockholm, Sweden, (3) we acquire dossiers and registrations for branded generic products, which require limited and low risk manufacturing start-up and development activities and (4) we have a dermatology service business that works with external customers as well as progressing our internal development programs. This service business model allows higher utilization and infrastructure cost absorption.

In March 2008, we announced a company-wide restructuring effort, designed to streamline our business, align our infrastructure to the scale of our operations, maximize our pipeline assets and deploy our cash assets to maximize shareholder value, while highlighting key opportunities for growth. Specifically, we reduced our focus to two therapeutic classes — dermatology and neurology, and to five geographic areas — U.S., Canada, Australia/New Zealand, Mexico/Brazil and Central Europe, and we adjusted our business infrastructure to support our strategy.

In 2008, we divested or discontinued certain non-strategic products and regional operations that did not meet our growth and profitability expectations. In January 2008, we sold our rights in Infergen to Three Rivers Pharmaceuticals, LLC. In March 2008, we sold certain assets in Asia to Invida Pharmaceutical Holdings Pte. Ltd. that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included the sale of certain product rights in Japan. In June 2008, we sold our subsidiaries in Argentina and Uruguay. In September 2008, we sold our business operations located in Western and Eastern Europe, Middle East and Africa (the “WEEMEA business”) to Meda. As a result of these dispositions, the results of operations of Infergen and of the WEEMEA business have been classified as discontinued operations in our consolidated financial statements for all periods presented in this report.

Acquisitions

In December 2009, we acquired Laboratoire Dr. Renaud, a privately-held cosmeceutical company located in Canada that specializes in topical formulations, and a related U.S. company (together “Dr. Renaud”), for aggregate cash consideration of $21.5 million. As a result of the acquisition, we gained access to a dermatology sales and marketing infrastructure in Canada and entered into a lease for a dermatological manufacturing facility.

In October 2009, we acquired Private Formula Holdings International Pty Limited (“PFI”), a privately-held company located in Australia that is engaged in product development, sales and marketing of premium skincare products primarily in Australia, for aggregate cash consideration of $71.1 million and the issuance of 162,500 restricted shares of our common stock valued at approximately $3.4 million. The purchase price includes a working capital adjustment of $0.9 million, which was paid in 2010. The acquisition of PFI gives us access to two leading brands in the Australian and New Zealand prestige skincare and nail treatment market and access to PFI’s established pharmacy and department store distribution network.

In July 2009, we acquired Tecnofarma S.A. de C.V. (“Tecnofarma”), a privately-held company located in Mexico, for a purchase price of approximately one times sales, plus the assumption of debt of approximately $13.0 million. Tecnofarma produces generic pharmaceuticals for sale primarily to the government and private label markets. The acquisition of Tecnofarma included the acquisition of manufacturing facilities, which will allow us to reduce our dependence upon third party manufacturers in Latin America.

In May 2009, we acquired intellectual property, trademarks and inventory related to certain dermatology products approved for sale in Australia and New Zealand, for cash of approximately $7.3 million, including transaction costs.

In April 2009, we acquired EMO-FARM sp. z o.o. (“Emo-Farm”), a privately-held Polish company that specializes in gel-based over-the-counter and cosmetic products, for aggregate cash consideration of $28.6 million. The acquisition of Emo-Farm expanded our base in Poland into topical products and included the acquisition of a topical manufacturing facility.

In December 2008, we acquired Dow Pharmaceutical Sciences, Inc. (“Dow”), a privately-held dermatology company that specializes in the development of topical products on a proprietary basis, as well as for pharmaceutical and biotechnology companies. We acquired Dow for an agreed price of $285.0 million, subject to certain closing adjustments, plus transaction costs. Contingent consideration of up to $235.0 million for future milestones related to certain pipeline products still in development was included in the merger agreement. In 2009, we paid

$115.0 million to the former Dow common stockholders in order to settle all current and future income and milestone obligations that we had to these stockholders under the merger agreement. Specifically, in exchange for this payment, we received (i) rights to all future profit share payments to Dow under Dow’s 2008 agreement with Mylan Pharmaceuticals Inc. (“Mylan”) related to sales of 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”), for which 90% was required to be paid to the former Dow common stockholders under the original merger agreement, and (ii) a release by these former Dow common stockholders of their right to receive up to $235.0 million in milestone payments upon a successful commercialization of Dow pipeline products currently under development.

In November 2008, we acquired DermaTech Pty Ltd (“DermaTech”), an Australian specialty pharmaceutical company focused on dermatology products marketed in Australia, for aggregate cash consideration of $15.5 million, including transaction costs and working capital adjustments.

In October 2008, we acquired Coria Laboratories Ltd. (“Coria”), a privately-held specialty pharmaceutical company focused on dermatology products in the United States, for aggregate cash consideration of $96.9 million, including transaction costs and working capital adjustments. As a result of the acquisition, we acquired an assembled sales force and a suite of dermatology products which enhanced our existing product base.

For information regarding these acquisitions, see Note 3 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Segment Information

Our current product portfolio comprises approximately 380 products, with approximately 2,000 stock keeping units, with no individual product comprising 10% or more of our consolidated revenues in 2009. Our products are sold through three segments comprising Specialty Pharmaceuticals, Branded Generics — Europe and Branded Generics — Latin America. Additionally, within our Specialty Pharmaceuticals segment, we generate alliance revenue and service revenue from the licensing of dermatological products and from contract services in the areas of dermatology and topical medication. We also generate further alliance revenue, including royalties from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”).

Specialty Pharmaceuticals

The Specialty Pharmaceuticals segment generates product revenues from pharmaceutical and OTC products primarily from the United States, Canada, Australia and New Zealand. Within the Specialty Pharmaceutical segment, we have a broad range of pharmaceutical products including dermatology, neurology and prescription products in other therapeutic areas. These pharmaceutical products are marketed and sold primarily through wholesalers and to a lesser extent through retail and direct-to-physician channels.

Dermatology Products — Efudex/Efudix is indicated for the treatment of multiple actinic or solar keratoses and superficial basal cell carcinoma. It is sold as a cream and ointment under the Efudex/Efudix brand name and as generic fluorouracil 5%. Acanya gel is a fixed-combination clindamycin (1.2%)/benzoyl peroxide (2.5%) aqueous gel approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of acne vulgaris in patients 12 years and older. Studied in patients with moderate and severe acne, Acanya is a once-daily formulation that offers high efficacy with a favorable tolerability profile because patients experience less dryness and skin irritation. Acanya was launched in March 2009. Atralin gel is an aqueous gel containing tretinoin (0.05%) approved for acne vulgaris in patients 10 years and older and is optimized for follicular skin penetration. Atralin has been demonstrated to reduce acne lesions as early as one month after the start of treatment and contains ingredients (hyaluronic acid, collagen and glycerin) known to moisturize and hydrate the skin. Combined sales of these products in the Specialty Pharmaceutical segment total approximately 18%, 20% and 19% of Specialty Pharmaceutical product sales for the years ended December 31, 2009, 2008 and 2007, respectively.

OTC Products — CeraVe is a range of over-the-counter products with essential ceramides and other skin-nourishing and skin-moisturizing ingredients (humectants and emollients) combined with a unique, patented Multivesicular Emulsion (MVE) delivery technology that, together, work to rebuild and repair the skin barrier. CeraVe formulations incorporate ceramides, cholesterol and fatty acids, all of which are essential for skin barrier repair and are used as adjunct therapy in the management of various skin conditions. Kinerase is a range of over-the-counter and prescription cosmetic products that help skin look smoother, younger and healthier. Kinerase contains the synthetic plant growth factor N6-furfuryladenine which has been shown to slow the changes that naturally occur in the cell aging process in plants and in skin cells. Nyal is an Australian range of over-the-counter products covering an extensive range of tablets, liquids and nasal sprays to treat cough, cold, flu, sinus and hayfever symptoms. We also sell topical OTC products under the tradenames Dermaveen and Dr. LeWinn’s in Australia and Dr. Renaud in Canada. The Dr. LeWinn’s and Dr. Renaud products were acquired in 2009. Combined sales of these products in the Specialty Pharmaceutical segment total approximately 14%, 12% and 11% of Specialty Pharmaceutical product sales for the years ended December 31, 2009, 2008 and 2007, respectively.

Neurology / Other Products — Diastat/Diastat Acudial are gel formulations of diazepam administered rectally for the management of selected, refractory patients with epilepsy, who require intermittent use of diazepam to control bouts of increased seizure activity. Diastat and Diastat AcuDial are the only products approved by the FDA for treatment of such conditions outside of hospital situations. Cesamet is a synthetic cannabinoid sold in Canada. It is indicated for the management of severe nausea and vomiting associated with cancer chemotherapy. Mestinon is an orally active cholinesterase inhibitor used in the treatment of myasthenia gravis, a chronic neuromuscular, autoimmune disorder that causes varying degrees of fatigable weakness involving the voluntary muscles of the body. Migranal is a nasal spray formulation of dihydroergotamine indicated for the treatment of acute migraine headaches. Librax is a combination within a single capsule formulation of the antianxiety action of Librium (chlordiazepoxide) and the anticholinergic/spasmolytic effects of Quarzan (clidinium). It is used as adjunctive therapy in the treatment of peptic ulcer and in the treatment of irritable bowel syndrome (irritable colon, spastic colon, mucous colitis) and acute enterocolitis. Combined sales of these products in the Specialty Pharmaceutical segment total approximately 39%, 39% and 36% of Specialty Pharmaceutical product sales for the years ended December 31, 2009, 2008 and 2007, respectively.

Specialty Pharmaceutical Service and Alliance Revenue — We generate alliance revenue and service revenue from the licensing of dermatological products and from contract services in the areas of dermatology and topical medication. Alliance revenue within our Specialty Pharmaceuticals segment currently includes profit sharing payments from the sale of a 1% clindamycin and 5% benzoyl peroxide gel product (“IDP-111”) by Mylan, royalty payments on net sales of Cesamet in the U.S. through license agreements entered into with Meda in September 2009 and royalties from patent-protected formulations developed by Dow and licensed to third parties. In addition, we will receive future royalties on net sales of two dermatology products in Europe pursuant to license agreements entered into with Meda. Contract services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling and regulatory affairs. We also generate revenues associated with the Collaboration Agreement with GSK (as defined below).

Branded Generics — Europe

The Branded Generics — Europe segment generates revenues from branded generic pharmaceutical products primarily in Poland, Hungary, the Czech Republic and Slovakia. The Polish market represents approximately 77%, 74% and 74% of product sales in this segment for the years ended December 31, 2009, 2008 and 2007, respectively. Our Branded Generics — Europe segment develops, manufactures and markets products that are the therapeutic equivalent to their brand name counterparts, which are developed when patents or other regulatory exclusivity no longer protect an originator’s brand product. Our branded generics strategy is to develop a commercialization strategy to differentiate these products through innovative marketing tactics. Our products in this region are sold under the ICN Polfa brand name and we market our portfolio of generic branded products to doctors and pharmacists through approximately 300 sales professionals.

Our branded generics cover a broad range of treatments including antibiotics, antifungal medications and diabetic therapies among many others. Our largest product in this market is Bisocard, a Beta-blocker that is indicated to treat hypertension and angina pectoris. Syncumar is a courmarin that is used as an anti-coagulant for the treatment and prevention of thromboembolic diseases. Sinupret is an herbal supplement that is claimed to be beneficial for supporting healthy sinus and respiratory function. It is commonly used for the treatment of allergies, coughs, colds and sinus infections.

Branded Generics — Latin America

The Branded Generics — Latin America segment generates revenues from branded generic pharmaceutical products and OTC products in Mexico, Brazil and exports out of Mexico to other Latin American markets. The Mexico domestic market represents approximately 78%, 77% and 79% of product sales in this segment for the years ended December 31, 2009, 2008 and 2007, respectively. Our branded generic and generic products are developed when patents or other regulatory exclusivity no longer protect an originator’s brand product. Our branded generic products are primarily marketed to physicians and pharmacies through approximately 300 sales professionals under the Grossman brand. Our generic portfolio is primarily sold through the Government Health Care System, which awards its business through a tender process.

Our portfolio covers a broad range of therapeutic classes including antibacterials, vitamin deficiency and dermatology. Our largest product in this market is Bedoyecta, a brand of vitamin B complex (B1, B6 and B12 vitamins) products. Bedoyecta products act as energy improvement agents for fatigue related to age or chronic diseases, and as nervous system maintenance agents to treat neurotic pain and neuropathy. Bedoyecta is sold in an injectable form as well as in a tablet form in Mexico and has strong brand recognition in Mexico. Our second largest product, M.V.I., multi- vitamin infusion, is a hospital dietary supplement used in treating trauma and burns.

For detailed information regarding the revenues, operating profits and identifiable assets attributable to our operating segments, see Note 18 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Alliance Revenue (Ribavirin Royalties only)

Royalties are derived from sales of ribavirin, a nucleoside analog that we discovered. In 1995, Schering-Plough licensed from us all oral forms of ribavirin for the treatment of chronic hepatitis C. For further discussion of this licensing arrangement, see Note 19 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K. We also licensed ribavirin to Roche in 2003. Roche discontinued royalty payments to us in June 2007 when the European Patent Office revoked a ribavirin patent which would have provided protection through 2017.

Ribavirin royalty revenues were $46.7 million, $59.4 million and $67.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, and accounted for 6%, 9% and 10% of our total revenues in 2009, 2008 and 2007, respectively. Royalty revenues in 2009, 2008 and 2007 were substantially lower than those in prior years. This decrease was expected and relates to: 1) Roche’s discontinuation of royalty payments to us in June 2007; 2) Schering-Plough’s market share losses in ribavirin sales; 3) reduced Schering-Plough sales in Japan from a peak in 2005 and 4) discontinuation of royalty payments from Schering-Plough in European countries after the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999.

We expect ribavirin royalties to continue to decline in 2010 predominantly due to discontinued Schering-Plough royalty payments for European countries. We expect that royalties from Schering-Plough in Japan will continue after 2010.

Collaboration Agreement

In October 2008, we closed the worldwide License and Collaboration Agreement (“the Collaboration Agreement”) with Glaxo Group Limited (“GSK”), a wholly-owned subsidiary of GlaxoSmithKline plc, to develop and commercialize retigabine, a first-in-class neuronal potassium channel opener for the treatment of adult epilepsy patients with refractory partial onset seizures, and its backup compounds. We received $125.0 million in upfront fees from GSK upon the closing.

We agreed to share equally with GSK the development and pre-commercialization expenses of retigabine in the United States, Australia, New Zealand, Canada and Puerto Rico (the “Collaboration Territory”) and GSK will develop and commercialize retigabine in the rest of the world. Our share of such expenses in the Collaboration Territory is limited to $100.0 million, provided that GSK will be entitled to credit our share of any such expenses in excess of such amount against future payments owed to us under the Collaboration Agreement. The difference between the upfront payment of $125.0 million and our expected development and pre-commercialization expenses under the Collaboration Agreement is being recognized as alliance revenue over the period prior to the launch of a retigabine product (the “Pre-Launch Period”). We recognize alliance revenue during the Pre-Launch Period as we complete our performance obligations using the proportional performance model, which requires us to determine and measure the completion of our expected development and pre-commercialization costs during the Pre-Launch Period, in addition to our participation in the joint steering committee.

GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the FDA of a new drug application (“NDA”) for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. If GSK terminates the Collaboration Agreement prior to December 31, 2010, we would be required to refund to GSK a portion of the upfront fee. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount of the upfront fee that we would be required to refund to GSK to $40.0 million through December 31, 2009, with additional ratable reductions in the amount of the required refund during 2010 until reaching zero at December 31, 2010.

During the years ended December 31, 2009 and 2008, the combined research and development expenses and pre-commercialization expenses incurred under the Collaboration Agreement by us and GSK were $65.3 million and $13.1 million, respectively. We recorded a charge of $1.2 million and a credit of $4.1 million in the years ended December 31, 2009 and 2008, respectively, against our share of the expenses to equalize our expenses with GSK, pursuant to the terms of the Collaboration Agreement. See Note 4 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information

Our rights to retigabine are subject to an Asset Purchase Agreement between Meda Pharma GmbH & Co. KG (“Meda Pharma”) and Xcel Pharmaceuticals, Inc.(“Xcel”), which was acquired by us in 2005 (the “Meda Pharma Agreement”). Under the Meda Pharma Agreement, we are required to make certain milestone and royalty payments to Meda Pharma. Within the Collaboration Territory, any royalties to Meda Pharma will be shared by us and GSK. In the rest of the world, we will be responsible for the payment of these royalties to Meda Pharma from the royalty payments we receive from GSK.

Research and Development

Our research and development organization focuses on the development of products through clinical trials. We currently have a number of compounds in clinical development: retigabine, taribavirin, IDP-107, IDP-108, IDP-113 and IDP-115. Our research and development expenses for the years ended December 31, 2009, 2008 and 2007 were $44.0 million, $87.0 million and $98.0 million, respectively.

As of December 31, 2009, approximately 150 employees were involved in our research and development efforts.

Products in Development

Retigabine

Subject to the terms of the Collaboration Agreement with GSK, we are developing retigabine as an adjunctive treatment for partial-onset seizures in patients with epilepsy. Retigabine stabilizes hyper-excited neurons primarily by opening neuronal potassium channels. On October 30, 2009, the NDA was filed for retigabine for the treatment of refractory partial onset seizures. The FDA accepted the NDA for review on December 29, 2009 and established a Prescription Drug User Fee Act (“PDUFA”) date of August 30, 2010. In addition, the European Medicines Evaluation Agency (“EMEA”) confirmed on November 17, 2009 that the Marketing Authorization Application (“MAA”) was successfully validated, thus enabling the MAA review to commence. Retigabine has been in development by us since our acquisition of Xcel in 2005.

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

External research and development expenses for retigabine were $25.7 million ($31.2 million total research and development expenses) and $49.9 million prior to the credit from the GSK Collaboration Agreement in 2009 and 2008, respectively.

Taribavirin

Taribavirin (formerly referred to as viramidine) is a nucleoside (guanosine) analog that is converted into ribavirin by adenosine deaminase in the liver and intestine. Taribavirin was in development in oral form for the treatment of hepatitis C.

During 2009, we ceased any further independent development work on taribavirin and we are seeking potential partners for the taribavirin program. External research and development expenses for taribavirin were $2.3 million and $8.5 million in 2009 and 2008, respectively.

Dermatology Products

A number of dermatology product candidates in development were acquired as part of the acquisition of Dow in December 2008. These include, but are not limited to:

IDP-107 is an oral treatment for moderate to severe acne vulgaris. Acne is a disorder of the pilosebaceous unit characterized by the presence of inflammatory (pimples) and non-inflammatory (whiteheads and blackheads) lesions, predominately on the face. Acne vulgaris is a common skin disorder that affects about 85% of people at some point in their lives.

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

In the United States, the Hatch-Waxman Act provides nonpatent regulatory exclusivity for five years from the date of the first FDA approval of a new drug compound in an NDA. The FDA is prohibited during those five years from approving a generic, or ANDA, that references the NDA. Protection under the Hatch-Waxman Act will not prevent the filing or approval of another full NDA. However, the NDA applicant would be required to conduct its own pre-clinical, adequate and well-controlled clinical trials to independently demonstrate safety and effectiveness.

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

We own a United States patent (which will expire in 2018) directed to a method of treating a viral infection using a genus of compounds that includes taribavirin. We also own a United States patent (which will expire in 2020) that specifically claims the use of taribavirin to treat hepatitis C infection. If taribavirin receives regulatory approval, these patents may be eligible for patent term extensions. We are also pursuing patent rights for taribavirin in certain foreign countries where we believe it may be strategically important for the development or commercialization of the product.

Upon regulatory approval, we expect to obtain five years of data exclusivity in the United States and eight years in Europe for retigabine and taribavirin.

Exclusivity with Respect to Ribavirin

Royalty payments from Schering-Plough do not depend on the existence of a patent. We expect ribavirin royalties to continue to decline significantly in 2010 in that royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. Royalties from Schering-Plough in Japan will continue after 2010.

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

We are also subject to extensive health care marketing and fraud and abuse regulation by the federal and state governments, such as the federal False Claims Act, and similar regulations in foreign countries in which we may conduct our business. The federal False Claims Act imposes civil and criminal liability on individuals or entities who submit (or cause the submission of) false or fraudulent claims for payment to the government. If our operations are found to be in violation of any of these laws, regulations, rules or policies or any other law or governmental regulation, or if interpretations of the foregoing change, we may be subject to civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of our operations.

Environmental Regulation

We are subject to national, state and local environmental laws and regulations, including those governing the handling and disposal of hazardous wastes, wastewater, solid waste and other environmental matters. Our development and manufacturing activities involve the controlled use of hazardous materials.

Marketing and Customers

Our four major geographic markets are: the United States, Poland, Mexico and Canada. During the year ended December 31, 2009, we derived approximately 78% of our revenues from these markets. U.S. sales represented 42%, 37% and 37% of our total consolidated product net sales in 2009, 2008 and 2007, respectively. Poland accounted for 15%, 19% and 15% of our total consolidated product net sales in 2009, 2008 and 2007, respectively, while Mexico accounted for 17%, 18% and 20%, respectively. Sales to McKesson Corporation and its affiliates in the United States, Canada and Mexico for the years ended December 31, 2009, 2008 and 2007 were 21%, 24% and 24%, respectively, of our total consolidated product net sales. Sales to Cardinal Healthcare in the United States for the years ended December 31, 2009, 2008 and 2007 were 14%, 17% and 12%, respectively, of our total consolidated product net sales. No other country, or single customer, generated over 10% of our total product net sales.

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

In October 2008, we signed an agreement with GSK, for the promotion of Diastat and Diastat AcuDial. Under the terms of the agreement, GSK had exclusive rights to promote Diastat and Diastat AcuDial to U.S. physicians in 2009. The agreement was not extended at expiration on December 31, 2009. We recorded the sales of Diastat and Diastat AcuDial and were responsible for ongoing brand development during the term of the agreement.

Competition

Competitive Landscape for Products and Products in Development

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

Retigabine

Our competitors are developing products and product candidates that would compete with retigabine. The success of any of our competitors’ products or product candidates could adversely affect our expected revenues for retigabine, if approved.

Generic Competition

We also face increased competition from manufacturers of generic pharmaceutical products when patents covering certain of our currently marketed products expire or are successfully challenged. Generic versions are generally significantly less expensive than branded versions, and, where available, may be required in preference to the branded version under third-party reimbursement programs, or substituted by pharmacies. If competitors introduce new products, delivery systems or processes with therapeutic or cost advantages, our products can be subject to progressive price reductions or decreased volume of sales, or both. Most new products that we introduce must compete with other products already on the market or products that are later developed by competitors. Manufacturers of generic pharmaceuticals typically invest far less in research and development than research-based pharmaceutical companies and therefore can price their products significantly lower than branded products. Accordingly, when a branded product loses its market exclusivity, it normally faces intense price competition from generic forms of the product. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits but also cost advantages as compared with other forms of care.

We currently have one significant product, Cesamet, which does not currently have generic competition and which is not protected by patent or regulatory exclusivity. In mid 2008, the first generic competitor to Efudex, which is not protected by patent or regulatory exclusivity, was launched.

On October 12, 2007, we settled a patent infringement lawsuit with Kali Laboratories, Inc. regarding Kali’s submission of an ANDA with the FDA seeking approval for a generic version of Diastat (a diazepam rectal gel). Under the terms of this settlement, we agreed that Valeant would allow Barr Laboratories (now Teva Pharmaceuticals), with whom Kali has a marketing agreement, to introduce a generic version of Diastat and Diastat AcuDial on or after September 1, 2010, or earlier under certain circumstances.

Manufacturing

We currently operate ten manufacturing plants. All of our manufacturing facilities that require certification from the FDA or foreign agencies have obtained such approval.

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

We estimate that products representing approximately 60% of our product sales are produced by third party manufacturers under toll manufacturing arrangements.

The principal raw materials used by us for our various products are purchased in the open market. Most of these materials are available from several sources.

Employees

As of December 31, 2009, we had approximately 3,100 employees. These employees include approximately 1,350 in production, 1,100 in sales and marketing, 150 in research and development, 100 in service related positions and 400 in general and administrative positions. Collective bargaining exists for some employees in a number of markets. We currently consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

Product Liability Insurance

We have product liability insurance to cover damages resulting from the use of our products. We have in place clinical trial insurance in the major markets where we conduct clinical trials.

Foreign Operations

Approximately 57%, 66% and 65% of our revenues from continuing operations, which includes royalties, for the years ended December 31, 2009, 2008 and 2007, respectively, were generated from operations or otherwise earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions including possible nationalization or expropriation. Changes in the relative values of currencies may materially affect our results of operations. For a discussion of these risks, see Item 1A, Risk Factors in this Annual Report on Form 10-K.

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

We operate in an extremely competitive industry. If competitors develop more effective or less costly drugs for our target indications, our business could be seriously harmed.

Many of our competitors, particularly large pharmaceutical companies, have substantially greater financial, technical and human resources than we do. Many of our competitors spend significantly more on research and development related activities than we do. Others may succeed in developing products that are more effective than those currently marketed or proposed for development by us. Progress by other researchers in areas similar to those being explored by us may result in further competitive challenges. In addition, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection with respect to potentially competitive products. They may also establish exclusive collaborative or licensing relationships with our competitors.

Our business, financial condition and results of operations are subject to risks arising from the international scope of our operations.

We conduct a significant portion of our business outside the United States. Approximately 57% and 66% of our revenues from continuing operations were generated outside the United States during the years ended December 31, 2009 and 2008, respectively. We sell our pharmaceutical products in many countries around the world. All of our foreign operations are subject to risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions.

If retigabine and other product candidates in development do not become approved and commercially successful products, our ability to generate future growth in revenue and earnings will be adversely affected.

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

In addition, we or a partner will need to obtain and maintain regulatory approval in order to market retigabine and other product candidates. Even if they appear promising in large-scale Phase III clinical trials, regulatory approval may not be achieved. The results of clinical trials are susceptible to varying interpretations that may delay, limit or prevent approval or result in the need for post-marketing studies. In addition, changes in regulatory policy for product approval during the period of product development and FDA review of a new application may cause delays or rejection. Even if we receive regulatory approval, this approval may include limitations on the indications for which we can market a product or onerous risk management programs, thereby reducing the size of the market that we would be able to address or our product may not be chosen by physicians for use by their patients. There is no guarantee that we will be able to satisfy the needed regulatory requirements, and we may not be able to generate significant revenue, if any, from retigabine and other product candidates.

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

If we, our partners or licensees cannot successfully develop and/or commercialize our products, our growth rate would be negatively impacted.

Our future growth rate will depend, in part, upon our ability or the ability of our partners or licensees to develop or obtain and commercialize new products and new formulations of, or indications for, current products. We are engaged in programs involving compounds which we may develop and/or commercialize ourselves, or with a partner or by a licensee. We may also participate in the development and/or commercialization of our partners’ product candidates. Commercializing products is time consuming, expensive and unpredictable. There can be no assurance that we will be able to, either by ourselves or in collaboration with our partners or through our licensees, successfully develop or commercialize new products, complete clinical trials, obtain regulatory approvals, or gain market acceptance for such products. Our existing arrangements with our partners and licensees contain, and future arrangements are likely to contain, various provisions, such as repayment upon termination rights, that, if exercised, could have a negative impact on efforts to commercialize the applicable products, or on our company in general. It may be necessary for us to enter into other arrangements with other pharmaceutical companies in order to market effectively any new products or new indications for existing products. There can be no assurance that we will be successful in entering into such arrangements on terms favorable to us or at all.

Any future revenue we may obtain under our worldwide license and collaboration agreement with GSK is subject to the risks and uncertainties described above.

Due to the large portion of our business conducted outside the United States, we have significant foreign currency risk.

We sell products in many countries that are susceptible to significant foreign currency risk. In some of these markets we sell products for U.S. Dollars. While this eliminates our direct currency risk in such markets, it increases our risk that we could lose market share to competitors because if a local currency is devalued significantly, it becomes more expensive for customers in that market to purchase our products in U.S. Dollars. The international scope of our operations may also lead to volatile financial results and difficulties in managing our operations.

We may be unable to identify, acquire and integrate acquisition targets successfully.

Part of our business strategy includes acquiring and integrating complementary businesses, products, technologies or other assets, and forming strategic alliances, joint ventures and other business combinations, to help drive future growth. Acquisitions or similar arrangements may be complex, time consuming and expensive. They may fail to further our business strategy as anticipated, expose us to increased competition or challenges with respect to our products or geographic markets, and expose our to additional liabilities associated with acquired business, product, technology or other asset or arrangement. Any one of these challenges or risks could impair our ability to realize any benefit from our acquisition or arrangement after we have expended resources on them.

In addition, our acquisitions strategy may require us to use a significant portion of our available cash, obtain additional debt or contingent liabilities that may increase leverage, or issue additional equity that may dilute ownership of our stockholders. We may not be able to finance acquisitions on terms satisfactory to us.

Finally, we may not consummate some negotiations for acquisitions or arrangements. Negotiations for acquisitions or arrangements that are not ultimately consummated could result in significant diversion of management time, as well as substantial out-of-pocket costs. Our competitors may have greater resources than us and therefore be better able to complete acquisitions or may cause the ultimate price we pay for acquisitions to increase.

We cannot forecast the number, timing or size of future acquisitions or arrangements, or the effect that any such transactions might have on our operating or financial results. Any such acquisition or arrangement could disrupt our business and negatively impact our operating results and financial condition. Our failure to implement successfully our acquisition strategy would limit our potential growth and could have a material adverse effect on our business.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. In recent years, new legislation has been proposed in the United States at the federal and state levels that would effect major changes in the healthcare system, either nationally or at the state level. Recently, President Obama and members of Congress have proposed significant reforms. On November 7, 2009, the House of Representatives passed and, on December 24, 2009, the Senate passed health care reform legislation that would require most individuals to have health insurance, establish new regulations on health plans, create insurance pooling mechanisms and a government health insurance option to compete with private plans and other expanded public health measures. This legislation would also reduce Medicare spending on services provided by hospitals and other providers.

Given that legislation has not yet been enacted, it is still not possible to determine what, if any impact this legislation may have on the pharmaceutical industry and our business. Further federal and state proposals are likely.

However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business, possibly materially. In addition, the potential for adoption of these proposals affects or will affect our ability to raise capital, obtain additional collaborators and market our products. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. Our results of operations could be adversely affected by future health care reforms.

Products representing a significant amount of our revenue are not protected by patent or data exclusivity rights.

A majority of the products we sell have no meaningful exclusivity protection via patent or data exclusivity rights. These products represent a significant amount of our revenues. Without exclusivity protection, competitors face fewer barriers in introducing competing products. The introduction of competing products could adversely affect our results of operations and financial condition.

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

We are involved in several legal proceedings, including those described in Note 21 of notes to the consolidated financial statements. Defending against claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on us.

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

We may be involved in infringement actions which are uncertain, costly and time-consuming and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

In order to protect or enforce patent rights, we may initiate litigation against third parties, and we may also become subject to infringement claims by third parties. The outcomes of infringement action are uncertain and infringement actions are costly and divert technical and management personnel from their normal responsibilities. The cost of such actions as well as the ultimate outcome of such actions could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our historical stock option granting practices and the restatement of our prior financial statements have exposed us to greater risks associated with litigation and regulatory proceedings. We were named as nominal defendant in three shareholder derivative lawsuits which asserted claims related to our historic stock option practices. To date, these shareholder derivative lawsuits have been dismissed. In addition, the SEC has opened a formal SEC inquiry into our historical stock option grant practices. We cannot assure you that this current litigation, the SEC inquiry or any future litigation or regulatory action will result in the same conclusions reached by the Special Committee. The conduct and resolution of these matters will be time consuming, expensive and distracting from the conduct of our business. Furthermore, if we are subject to adverse findings in any of these matters, we could be required to pay damages or penalties or have other remedies imposed upon us which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we identify a material weakness in our internal control over financial reporting in future periods, our stock price could be adversely affected and our ability to prepare complete and accurate financial statements in a timely manner could be adversely affected.

We identified a material weakness in our internal control over financial reporting as of December 31, 2007. The material weakness, which arose primarily as a result of our lack of a sufficient complement of personnel in our foreign locations and monitoring controls at the corporate level, is further described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007. Because of the foregoing, we concluded that certain financial statements, earnings press releases and similar communications should no longer be relied upon and that certain of our financial statements would need to be restated. We also concluded that our disclosure controls and procedures were not effective as of December 31, 2007. As more fully described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2008, in 2008 we took steps to remediate this material weakness and to improve our disclosure controls and procedures.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our major facilities are in the following locations:

			Approximate
		Owned or	Square
Location	Purpose	Leased	Footage

Aliso Viejo, California	Corporate Headquarters	Leased	110,000
Specialty Pharmaceuticals
Montreal, Canada	Offices, manufacturing and warehouse facility	Owned	94,000
Petaluma, California	Offices and laboratories	Leased	50,000
Branded Generics — Latin America
Mexico City, Mexico	Offices and manufacturing facility	Leased	128,000
Mexico City, Mexico	Offices and manufacturing facility	Owned	211,000
San Juan del Rio, Mexico	Offices and manufacturing facility	Owned	96,000
Branded Generics — Europe
Rzeszow, Poland	Offices and manufacturing facility	Owned	447,000

In our opinion, facilities occupied by us are more than adequate for present requirements, and our current equipment is considered to be in good condition and suitable for the purposes for which they are used.

Item 3.	Legal Proceedings

See Note 21 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of our stockholders during the fourth quarter of the year ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange (symbol: VRX). As of February 18, 2010 there were 4,352 holders of record of our common stock.

The following table sets forth, for the periods indicated the high and low sales prices of our common stock on the New York Stock Exchange — Composite Transactions reporting system.

	2009		2008
Fiscal Quarters	High	Low	High	Low

First	$24.65	$15.64	$14.63	$11.00
Second	$26.22	$16.34	$17.71	$11.99
Third	$28.13	$22.17	$21.00	$16.00
Fourth	$34.44	$26.63	$23.28	$14.58

Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative return on the Standard and Poor’s Mid Cap 400 Index (“S&P Mid Cap 400 Index”) and a 10-Stock Custom Composite Index (the “Custom Composite Index”) for the five years ended December 31, 2009. The Custom Composite Index consists of Allergan, Inc.; Biovail Corporation; Cephalon, Inc.; Forest Laboratories, Inc.; Gilead Sciences, Inc.; King Pharmaceuticals, Inc.; Medicis Pharmaceutical Corporation; Mylan Inc.; Shire Pharmaceuticals Group plc and Watson Pharmaceuticals, Inc.

Based on reinvestment of $100 beginning on December 31, 2004

	Dec-04	Dec-05	Dec-06	Dec-07	Dec-08	Dec-09
Valeant Pharmaceuticals International	100	70	67	47	89	124
S&P Mid Cap 400 Index	100	111	121	129	81	110
Custom Composite Index	100	121	134	128	109	131

Securities Authorized for Issuance Under Equity Compensation Plans

The information required under this section is set forth in our definitive proxy statement to be filed in connection with our 2010 annual meeting of stockholders and is incorporated by reference.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

During the year ended December 31, 2009, we purchased $173.5 million aggregate principal amount of our 3.0% Convertible Subordinated Notes (the “3.0% Notes”) and 4.0% Convertible Subordinated Notes (the “4.0% Notes”) for $178.3 million consisting of cash consideration aggregating $171.1 million and warrants (the “Warrants”) to purchase 1,769,265 shares of our common stock (the “Warrant Shares”) at an exercise price of $31.61 per share. The Warrants were issued to certain former holders of 3.0% Notes in August 2009 as part of an exchange transaction, which was made without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 3(a)(9) thereof. The estimated fair value of the Warrants using the Black-Scholes pricing model was $7.2 million. The Warrants are fully vested, are exercisable on a cashless basis only and expire on August 16, 2010. The number of Warrant Shares and the per share exercise price are subject to adjustment upon stock splits and combinations, certain dividends and distributions, rights offerings, tender offers and consolidations, mergers and sales or conveyances of all or substantially all of our assets made or effected by us. In total, we have purchased $206.1 million aggregate principal amount of our 3.0% Notes and 4.0% Notes at a purchase price of $207.3 million as of December 31, 2009, including cash and warrants. During the year ended December 31, 2009, we purchased 6,949,932 shares of our common stock for a total of $202.4 million. As of December 31, 2009, we have repurchased an aggregate 7,248,893 shares of our common stock for $208.5 million under this program.

Set forth below is the information regarding shares repurchased under the securities repurchase program during the fourth quarter of the year ended December 31, 2009:

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number	Average	Shares Purchased	May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased under the
Period	Repurchased	Per Share	Announced Plan	Plan
				(In thousands)

10/1/09 — 10/31/09	—	$—	—	$225,600
11/1/09 — 11/30/09	4,331,884	$32.38	4,331,884	$85,333
12/1/09 — 12/31/09	—	$—	—	$85,333

Total	4,331,884	$32.38	4,331,884

Dividend Policy

We did not declare and did not pay dividends in 2009 or 2008. While our board of directors reviews our dividend policy from time to time, we currently intend to retain any earnings for future growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

The selected statement of operations and balance sheet data shown below were derived from our consolidated financial statements. The consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009 and 2008 have been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 have been derived from audited consolidated financial statements which are not included in this Annual Report on Form 10-K. You should read this selected financial data together with our consolidated financial statements and related notes, as well as the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended December 31,
	2009 (1)	2008 (1)	2007	2006	2005 (1)
	(In thousands except per share data)

Revenues:
Product sales	$710,761	$593,165	$603,051	$603,810	$546,429
Service revenue	22,389	—	—	—	—
Alliance revenue	97,311	63,812	86,452	81,242	91,646

Total revenues	830,461	656,977	689,503	685,052	638,075

Income (loss) from continuing operations before income taxes	199,349	(172,680)	20,145	3,522	(92,838)
Provision (benefit) for income taxes (2)	(58,270)	34,688	13,535	36,577	67,034

Income (loss) from continuing operations	257,619	(207,368)	6,610	(33,055)	(159,872)
Income (loss) from discontinued operations, net of tax (3)	6,125	166,548	(26,796)	(37,332)	(40,468)

Net income (loss)	263,744	(40,820)	(20,186)	(70,387)	(200,340)
Less: Net income attributable to noncontrolling interest	3	7	2	3	287

Net income (loss) attributable to Valeant	$263,741	$(40,827)	$(20,188)	$(70,390)	$(200,627)

Basic income (loss) per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$3.15	$(2.37)	$0.07	$(0.35)	$(1.74)
Income (loss) from discontinued operations attributable to Valeant	0.07	1.90	(0.29)	(0.40)	(0.45)

Net income (loss) per share attributable to Valeant	$3.22	$(0.47)	$(0.22)	$(0.75)	$(2.19)

Diluted income (loss) per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$3.07	$(2.37)	$0.07	$(0.35)	$(1.74)
Income (loss) from discontinued operations attributable to Valeant	0.07	1.90	(0.28)	(0.40)	(0.45)

Net income (loss) per share attributable to Valeant	$3.14	$(0.47)	$(0.21)	$(0.75)	$(2.19)

Dividends declared per share of common stock	$—	$—	$—	$0.24	$0.23

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$68,080	$199,582	$287,728	$311,012	$208,397
Working capital (4)	125,079	175,450	412,272	348,402	220,447
Net assets of discontinued operations (3)	—	—	272,047	282,251	307,096
Total assets	1,305,479	1,185,932	1,492,321	1,503,386	1,512,740
Total debt (5)	600,589	398,802	716,821	698,502	681,606
Stockholders’ equity	371,179	251,748	479,571	509,857	527,843

Notes to Selected Financial Data:

(1)	The results of operations of Coria, DermaTech, Dow, Emo-Farm, Tecnofarma, PFI and Dr. Renaud are included since their respective acquisition dates of October 15, 2008; November 14, 2008; December 31, 2008; April 29, 2009; July 31, 2009; October 6, 2009 and December 15, 2009. In connection with our acquisitions prior to 2009, portions of the purchase price are allocated to acquired in-process research and development (“IPR&D”) on projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. In 2008, we recorded $185.8 million and $0.5 million of IPR&D expense related to the acquisitions of Dow and Coria, respectively. In 2005, we acquired Xcel for approximately $280.0 million of which $126.4 million was allocated to IPR&D costs and charged to expense.

(2)	The tax provision in 2005 included a net charge of $27.4 million associated with an Internal Revenue Service examination of our U.S. tax returns for the years 1997 to 2001 (including interest). The tax provision in 2007 includes a net credit of $21.5 million to partially reverse the 2005 charge, as a result of resolving many of the issues raised during the examination through an appeals process. In 2007, 2006 and 2005, we recorded valuation allowance increases of $58.6 million, $33.1 million and $44.5 million, respectively, against our deferred tax asset to recognize the uncertainty of realizing the benefits of our accumulated U.S. and state net operating losses and credits. In 2007, the increase in the U.S. valuation allowance was offset by liabilities for uncertain tax positions of $60.1 million, with a net decrease of the valuation allowance of $7.0 million. As of December 31, 2008, the valuation allowances totaled $123.8 million. During 2008, based upon certain transactions including the sale of the WEEMEA business and reversal of our intent to indefinitely reinvest foreign earnings, we released $23.6 million and $4.5 million of the valuation allowance through additional capital and goodwill, respectively. Additionally, the tax provisions in 2005 and 2008 do not reflect tax benefits for acquired IPR&D charged to expense. The tax benefit in 2009 includes $102.5 million related to the partial release of our valuation allowance in the U.S. as we determined that it is more likely than not that we would utilize our deferred tax assets with the exception of state capital losses and foreign net operating losses. See Note 11 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.

(3)	In September 2008 and September 2007, we reclassified our WEEMEA business and Infergen operations, respectively, as discontinued operations. The consolidated financial statements have been reclassified for all historical periods presented. In 2006, the loss from discontinued operations was partly offset by the partial release of $5.6 million from a reserve for our environmental liability related to our former biomedical facility. In December 2005, we acquired the U.S. and Canadian rights to Infergen from InterMune. In this transaction, we charged $47.2 million to acquired IPR&D. As a result of the reclassification of the Infergen operations to discontinued operations, this charge was classified as an expense within discontinued operations.

(4)	Working capital in 2007 and 2006 excludes $325.9 million and $236.6 million, respectively, of assets held for sale.

(5)	In June 2009, we issued $365.0 million aggregate principal amount of senior notes due 2016 (the “Senior Notes”). In 2009, we repurchased $173.5 million aggregate principal amount of our 3.0% Notes and 4.0% Notes. In 2008, we repurchased $32.6 million aggregate principal amount of our 3.0% Notes. In July 2008, we redeemed $300.0 million aggregate principal amount of 7.0% Senior Notes due 2011 (the “7.0% Senior Notes”).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pharmaceutical Products

Product sales from our pharmaceutical segments accounted for 86% of our total revenues from continuing operations for the year ended December 31, 2009, compared to 90% for the year ended December 31, 2008. Product sales increased by $117.6 million for the year ended December 31, 2009, as compared to the year ended December 31, 2008. The increase in pharmaceutical product sales for the year ended December 31, 2009 was due to a 25% increase in volume and a 7% increase in price, offset by a 12% reduction due to currency fluctuations.

Our current product portfolio comprises approximately 380 products, with approximately 2,000 stock keeping units. We market our products through a marketing and sales force consisting of approximately 1,100 employees. Our future growth is expected to be driven primarily by the commercialization of new products, growth of our existing products, and business development.

We have experienced generic challenges and other competition to our products, as well as pricing challenges, and expect these challenges to continue in 2010 and beyond.

Results of Operations

Our products are sold through three operating segments comprising Specialty Pharmaceuticals, Branded Generics — Europe and Branded Generics — Latin America. Certain financial information for our business segments is set forth below. This discussion of our results of operations should be read in conjunction with the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. For additional financial information by business segment, see Note 18 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Revenues
Specialty pharmaceuticals product sales	$403,865	$303,723	$326,682
Specialty pharmaceuticals service and alliance revenue	73,028	4,374	19,200
Branded generics — Europe product sales	151,650	152,804	125,070
Branded generics — Latin America product sales	155,246	136,638	151,299
Alliances (ribavirin royalties only)	46,672	59,438	67,252

Consolidated revenues	830,461	656,977	689,503
Costs and expenses
Cost of goods sold (excluding amortization)	192,974	167,916	158,060
Cost of services	17,836	—	—
Selling, general and administrative	255,782	278,019	292,001
Research and development costs, net	43,977	86,967	97,957
Special charges and credits including acquired in-process research and development	6,351	186,300	—
Restructuring, asset impairments, dispositions and acquisition-related costs	10,068	21,295	27,675
Amortization expense	70,640	49,973	55,985

Income (loss) from operations	$232,833	$(133,493)	$57,825

Year Ended December 31, 2009 Compared to 2008

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Product Sales Revenues:  In our Specialty Pharmaceuticals segment, revenues from product sales for the year ended December 31, 2009 increased $100.2 million (33%) to $403.9 million from $303.7 million in 2008. The increase in Specialty Pharmaceuticals sales for the year ended December 31, 2009 was driven by net growth of $61.9 million in existing products, predominantly Diastat, Acanya, Librax, Cesamet, Migranal and Ancobon, as well as from sales of products acquired in late 2008 as part of the Coria and DermaTech acquisitions, which contributed incremental revenues of $34.7 million and $9.0 million, respectively. Product sales revenue in 2009 also include $5.7 million attributable to our 2009 acquisitions of PFI and Dr. Renaud. These increases were partially offset by a reduction of $5.8 million due to the sale of business operations in Argentina, Uruguay and Asia in 2008 and $5.3 million due to depreciation of the Canadian Dollar and Australian Dollar relative to the U.S. Dollar.

In our Branded Generics — Europe segment, revenues for the year ended December 31, 2009 decreased $1.1 million (1%) to $151.7 million from $152.8 million in 2008. The depreciation of foreign currencies, particularly the Polish Zloty, relative to the U.S. Dollar resulted in decreases of $39.8 million in product sales. This reduction was largely offset by a net increase across most of our existing products of $31.2 million and $7.5 million from the April 2009 acquisition of Emo-Farm.

In our Branded Generics — Latin America segment, revenues for the year ended December 31, 2009 increased $18.6 million (14%) to $155.2 million from $136.6 million in 2008. Product sales from the existing business grew by a net $34.8 million across substantially all products primarily from the improvement of trading relationships with the major wholesalers in Mexico. Revenues attributable to the July 2009 acquisition of Tecnofarma contributed $12.1 million in 2009. These increases were partially offset by a decrease of $28.3 million due to the depreciation of foreign currencies, particularly the Mexican Peso, relative to the U.S. Dollar in 2009.

Specialty Pharmaceuticals Service and Alliance Revenue:  Service and alliance revenue in the Specialty Pharmaceuticals segment for the year ended December 31, 2009 consists of (in thousands):

Service revenue	$22,389
Specialty pharmaceuticals alliance revenue:
Royalties	11,230
1% clindamycin and 5% benzoyl peroxide gel profit share	18,073
License payments	6,817
GSK Collaboration	14,519

Total specialty pharmaceuticals alliance revenue	50,639

Total specialty pharmaceuticals service and alliance revenue	$73,028

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

Beginning in January 2009, we receive royalties from patent protected formulations developed by Dow and licensed to third parties. These royalties were $11.2 million in 2009. Beginning in the third quarter of 2009, we receive profit sharing payments equal to a majority portion of the net profits on the sale of 1% clindamycin and 5% benzoyl peroxide gel by Mylan, which totaled $18.1 million in 2009. In 2009, we received $6.8 million in initial fees pursuant to licensing agreements for various products.

We also earned $14.5 million under the GSK Collaboration Agreement (as defined below) in 2009 compared to $4.4 million in 2008.

Alliance Revenue (Ribavirin Royalties only):  Ribavirin royalty revenue was $46.7 million for the year ended December 31, 2009 compared to $59.4 million in 2008, a decrease of $12.7 million (21%). We expect ribavirin royalties to continue to decline in 2010 as royalty payments from Schering-Plough will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. We expect that royalties from Schering-Plough in Japan will continue after 2010.

Gross Profit Margin:  Gross profit margin on product sales, net of pharmaceutical product amortization, was 64% for the years ended December 31, 2009 and 2008. Product amortization expense was $60.6 million in 2009 compared to $43.8 million in 2008. The increase in product amortization expense is primarily attributable to products acquired within the Specialty Pharmaceuticals segment in the U.S. in late 2008.

Gross profit margin on product sales (excluding pharmaceutical product amortization) was 73% for the year ended December 31, 2009 compared to 72% in 2008. The gross profit margin in the Specialty Pharmaceuticals segment was relatively flat in 2009 compared to 2008, reflecting a 1% increase. The gross profit margin in the Branded Generics — Europe segment decreased to 55% in 2009 compared to 62% in 2008, primarily due to mix of products, including low margin revenue from distribution contracts and lower margin OTC sales attributable to the April 2009 Emo-Farm acquisition. The gross profit margin in the Branded Generics — Latin America segment increased to 70% in 2009 compared to 66% in 2008. This increase was primarily due to the negative impact of inventory reserve provisions of $12.7 million in 2008, offset in part by lower margin sales attributable to the July 2009 Tecnofarma acquisition.

The following table sets forth a summary of gross profit by segment, both excluding and including amortization (discussed below), for the three years ended December 31, 2009, 2008 and 2007 (dollar amounts in thousands):

				% Increase
	Year Ended December 31,			(Decrease)
	2009	2008	2007	09/08	08/07

Gross Profit (excluding amortization)
Specialty pharmaceuticals	$325,007	$239,695	$260,093	36%	(8)%
% of product sales	80%	79%	80%
Branded generics — Europe	83,852	94,397	78,640	(11)%	20%
% of product sales	55%	62%	63%
Branded generics — Latin America	109,060	90,300	106,813	21%	(15)%
% of product sales	70%	66%	71%
Corporate	(132)	857	(555)	NM	NM
% of product sales	—	—	—

Consolidated gross profit	$517,787	$425,249	$444,991	22%	(4)%

% of product sales	73%	72%	74%
Amortization — product related
Specialty pharmaceuticals	$54,772	$38,723	$39,218	41%	(1)%
Branded generics — Europe	2,214	1,158	933	91%	24%
Branded generics — Latin America	3,628	3,920	4,495	(7)%	(13)%

Total amortization — product related	$60,614	$43,801	$44,646	38%	(2)%

Gross Profit (including amortization)
Specialty pharmaceuticals	$270,235	$200,972	$220,875	34%	(9)%
% of product sales	67%	66%	68%
Branded generics — Europe	81,638	93,239	77,707	(12)%	20%
% of product sales	54%	61%	62%
Branded generics — Latin America	105,432	86,380	102,318	22%	(16)%
% of product sales	68%	63%	68%
Corporate	(132)	857	(555)	NM	NM
% of product sales	—	—	—

Consolidated gross profit	$457,173	$381,448	$400,345	20%	(5)%

% of product sales	64%	64%	66%

NM — Not meaningful

Gross profit margin on service revenue was 20% for the year ended December 31, 2009.

Selling, General and Administrative Expenses:  Selling, general and administrative (“SG&A”) expenses were $255.8 million in the year ended December 31, 2009 compared to $278.0 million in 2008, a decrease of $22.2 million (8%). As a percent of product sales and service revenue, SG&A expenses were 35% for the year ended December 31, 2009 and 47% in 2008. The decrease in SG&A expense primarily reflects the effects of our restructuring initiatives as well as the favorable impact of foreign currency exchange rates. These decreases were offset in part by expenses attributable to our 2009 business acquisitions; a full year of expense related to our 2008 business acquisitions, all of which occurred in the fourth quarter; and a $9.2 million increase in stock-based compensation expense.

Research and Development:  Research and development (“R&D”) expenses were $44.0 million in the year ended December 31, 2009 compared to $87.0 million in 2008, a decrease of $43.0 million (49%). The decrease in R&D expenses was largely due to $31.0 million of expense offsets attributable to the GSK Collaboration Agreement, compared to $10.2 million of offsets in 2008. R&D expenses also decreased $6.2 million due to cessation of further independent development work on taribavirin.

Special Charges and Credits Including Acquired In-Process Research and Development:  In the fourth quarter of 2009, we recorded litigation settlement charges of $4.4 million, primarily related to the settlement of the Spear Pharmaceuticals, Inc. matter. See Note 21 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

In June 2009, we entered into an exclusive license agreement with Endo Pharmaceuticals Inc. that grants us an exclusive license to develop and commercialize Opana and Opana ER in Canada, Australia and New Zealand (the “Opana Territory”). Regulatory approval must be received prior to any sale of the licensed products. We recorded a $1.8 million charge related to the initial license fee in the second quarter of 2009. In 2009, we acquired rights to other products in Mexico that are not currently approved for sale, for an aggregate price of $0.2 million, which was recorded as a charge in 2009.

In 2008 we incurred IPR&D expense of $185.8 million related to the acquisition of Dow and $0.5 million related to the acquisition of Coria for IPR&D assets acquired that we determined were not yet complete and had no future uses in their current state. Under the revised accounting standard for business combinations effective January 1, 2009, acquired IPR&D is recorded as an intangible asset at its fair value at the acquisition date. As a result of adopting this revised standard, we did not record any IPR&D expense in 2009.

Amortization:  Amortization expense was $70.6 million in the year ended December 31, 2009 compared to $50.0 million in 2008, an increase of $20.6 million (41%). Amortization increased by $33.0 million in 2009 related to the intangible assets obtained in our acquisitions of Dow and Coria, comprised of $17.0 million related to Acanya, which we launched in the first quarter of 2009, and $16.0 million related to other acquired intangible assets. This increase was partially offset by the declining amortization of the rights to the ribavirin royalty intangible, which was amortized using an accelerated method and was fully amortized in the third quarter of 2008. Amortization expense in 2009 and 2008 includes intangible asset impairment charges of a $0.5 million and $1.6 million, respectively.

Restructuring, Asset Impairments, Dispositions and Acquisition-related Costs:  In 2009 and 2008 we incurred $10.1 million and $21.3 million, respectively, in restructuring, asset impairments, dispositions and acquisition-related costs, including $6.5 million of acquisition-related costs.

Our restructuring charges include severance costs, contract cancellation costs, the abandonment of capitalized assets, the impairment of manufacturing facilities and other associated costs, including legal and professional fees. We have accounted for statutory and contractual severance obligations when they are estimable and probable. For one-time severance arrangements, the benefits are detailed in an approved severance plan, which is specific as to number of employees, position, location and timing. In addition, the benefits are communicated in specific detail to affected employees and it is unlikely that the plan will change when the costs are recorded. If service requirements exceed a minimum retention period, the costs are spread over the service period; otherwise they are recognized when they are communicated to the employees. Contract cancellation costs are recorded at fair value when the contract is terminated. Other associated costs, such as legal and professional fees, have been expensed as incurred.

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

In March 2008, we closed the sale to Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) of certain assets in Asia that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included the sale of certain product rights in Japan. During the year ended December 31, 2008, we received proceeds of $37.9 million and recorded a gain of $34.5 million, net of charges for closing costs, in this transaction. During the first quarter of 2009, we received substantially all of the remaining additional proceeds of $3.4 million from the sale in accordance with net asset settlement provisions of the sale.

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

The net restructuring, asset impairments and dispositions charge of $3.5 million in the year ended December 31, 2009 included $2.2 million of employee severance costs for a total of 38 affected employees who were part of the selling, general and administrative and research and development workforce in the United States. The charge also included $1.3 million of contract cancellation costs and other cash costs. The net restructuring, asset impairments and dispositions charge of $21.3 million in the year ended December 31, 2008 included $19.2 million of employee severance costs for a total of 389 affected employees who were part of the supply, selling, general and administrative and research and development workforce in the United States, Mexico, Brazil and the Czech Republic. The charges also included $10.4 million for professional service fees related to the strategic review of our business, $7.7 million of contract cancellation costs and $0.3 million of other cash costs. Additional amounts incurred included a stock compensation charge for the accelerated vesting of the stock options of our former chief executive officer of $4.8 million, impairment charges relating to the sale of our subsidiaries in Argentina and Uruguay and certain fixed assets in Mexico of $10.8 million, and the loss of $2.6 million in the sale of our subsidiaries in Argentina and Uruguay, offset in part by the gain of $34.5 million in the transaction with Invida.

The following table summarizes the restructuring costs recorded in the years ended December 31, 2009, 2008 and 2007 (in thousands):

				Cumulative
	2009	2008	2007	Total Incurred

2008 Restructuring Program
Employee severances (430 employees cumulatively)	$2,239	$19,239	$957	$22,435
Contract cancellation costs, legal and professional fees and other costs	1,260	18,406	8,644	28,310

Subtotal: cash charges	3,499	37,645	9,601	50,745

Stock compensation	—	4,778	—	4,778
Impairment of long-lived assets	—	10,758	—	10,758
Loss on sale of long-lived assets	—	2,652	—	2,652

Subtotal: non-cash charges	—	18,188	—	18,188

Subtotal: restructuring expenses	3,499	55,833	9,601	68,933

Gain on Invida transaction	42	(34,538)	—	(34,496)

Restructurings, asset impairments and dispositions	$3,541	$21,295	$9,601	$34,437

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

The following table summarizes the restructuring costs recorded in the year ended December 31, 2007 and cumulatively (in thousands):

		Cumulative
	2007	Total Incurred

2006 Restructuring Program
Employee severances (408 employees cumulatively)	$3,788	$15,372
Contract cancellation and other cash costs	2,076	3,709

Subtotal: cash charges	5,864	19,081

Abandoned software and other capital assets	—	22,178
Write-off of accumulated foreign currency translation adjustments	2,782	2,782
Impairment of manufacturing and research facilities	9,428	62,649

Subtotal: non-cash charges	12,210	87,609

Restructurings, asset impairments and dispositions	$18,074	$106,690

Aggregate restructuring charges for the 2008 and 2006 restructuring programs, by reportable segment, were as follows (in thousands):

	2009	2008	2007

Specialty pharmaceuticals	$—	$(16,755)	$10,445
Branded generics — Europe	—	(8,011)	—
Branded generics — Latin America	—	8,328	—
Unallocated corporate	3,541	37,733	17,230

Total	$3,541	$21,295	$27,675

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above tables relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. As of December 31, 2008, the restructuring accrual for the 2006 Restructuring was $0.6 million and related to ongoing contractual payments to Legacy Pharmaceuticals International relating to the sale of our former site in Puerto Rico. These payment obligations ended in June 2009.

As of December 31, 2009, the restructuring accrual for the 2008 Restructuring was $6.4 million and relates primarily to severance and lease termination penalty costs expected to be paid primarily during 2010, except for the lease termination penalty which will be paid in 2011. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows (in thousands):

2008 Restructuring: Reconciliation of Cash Payments and Accruals
Opening balance, commencement of restructuring	$—
Charges to earnings	9,601
Cash paid	(1,128)

Restructuring accrual, December 31, 2007	8,473
Charges to earnings	37,645
Cash paid	(35,817)

Restructuring accrual, December 31, 2008	10,301
Charges to earnings	3,499
Cash paid	(7,356)

Restructuring accrual, December 31, 2009	$6,444

The 2008 restructuring initiatives were substantially completed by the end of the third quarter of 2009. We expect to continue to recognize costs through 2011 related primarily to the accretion of lease termination penalty costs.

In 2009, we incurred $6.5 million of costs related to business acquisitions. These costs include transaction costs such as broker fees, legal, accounting and other costs directly related to our 2009 acquisitions and integration and other costs including contract cancellation costs, severance for employees of acquired businesses and obligations to employees established by the former Dow shareholders. In 2008, under the prior guidance for accounting for business acquisitions, transaction costs were included in the purchase price of the related business.

Other Income/Expense, Net, Including Translation and Exchange:  Other income (expense), net including translation and exchange was expense of $1.5 million for the year ended December 31, 2009 compared to income of $2.1 million in 2008. The expense in 2009 related primarily to the weakening of the U.S. Dollar relative to the British Pound, the Swiss Franc and the Euro resulting in translation and exchange losses on foreign currency denominated liabilities in our U.S. Dollar denominated subsidiaries and losses related to our joint venture with Meda AB in Canada. In 2008, the amount represents primarily the effects of translation gains in Europe.

Gain/Loss on Early Extinguishment of Debt:  In 2009, we repurchased an aggregate of $173.5 million principal amount of the 3.0% Notes and 4.0% Notes at a purchase price of $178.3 million, consisting of cash consideration aggregating $171.1 million and warrants to purchase 1,769,265 shares of our common stock at an exercise price of $31.61 per share, with an estimated fair value of $7.2 million. For additional information, see Note 10 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K. The carrying amount, net of unamortized debt issuance costs, of the 3.0% Notes and 4.0% Notes purchased was $162.6 million and the estimated fair value of the 3.0% Notes and 4.0% Notes exclusive of the conversion feature was $155.4 million. The difference between the carrying amount and the estimated fair value was recognized as a gain of $7.2 million upon early extinguishment of debt.

Loss on early extinguishment of debt of $13.0 million in 2008 includes a loss of $14.9 million as a result of the July 2008 redemption of our 7.0% Senior Notes, partially offset by a $1.9 million gain as a result of the repurchase of $32.6 million aggregate principal amount of our 3.0% Notes.

Interest Expense and Income:  Interest income decreased $12.8 million during the year ended December 31, 2009 compared to 2008. The decrease was due to lower cash balances resulting from our acquisitions, the purchase of our $300.0 million 7.0% Senior Notes, the purchase of a portion of our 3.0% Notes and 4.0% Notes, repurchases of our common stock and lower average interest rates on invested cash. Interest expense decreased $1.8 million during the year ended December 31, 2009 compared to 2008, due primarily to redemption of our $300.0 million 7.0% Senior Notes in July 2008 and the purchase of a portion of our 3.0% and 4.0% Notes, offset in part by interest expense on our $365.0 million Senior Notes issued in June 2009.

Income Taxes:  In 2009, we recorded a tax benefit of $58.3 million compared to tax expense in 2008 of $34.7 million. The 2009 tax benefit amount is primarily related to the benefit upon release of $102.5 million of the valuation allowance previously recorded against our net deferred tax assets, which were primarily comprised of net operating losses and credits in the U.S. In the fourth quarter of 2009, we concluded that it was more likely than not that we would be able to realize the benefits of the majority of our deferred tax assets. In making this decision, we considered several factors, including but not limited to, future taxable income from the scheduling of deferred tax liabilities and forecasted book and taxable income over the next several years. In general, we have been profitable for U.S. tax return purposes over the last two years and our 2009 taxable income exceeded the allowed current year net operating loss limitation. Due to the successful integration of recent U.S. acquisitions we believe that our current and expected future profitability supports the realization of our deferred tax assets.

In 2008, we recorded a valuation allowance against the deferred tax assets associated with the U.S. tax benefits we will receive as income tax loss carryforwards and credits are offset against U.S. tax liability in future years. As of December 31, 2009 the valuation allowance against deferred tax assets totaled $4.4 million compared to $123.8 million as of December 31, 2008. The valuation allowance also had the effect of deferring certain amounts that would normally impact the effective tax rate. See Note 11 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

The 2008 tax provision amount is the result of no tax benefits being recorded for the acquired IPR&D charge, the U.S. operating losses and credits. Additionally, as a result of utilizing a portion of our net operating loss carryforward in 2008, we released a portion of our valuation allowance against additional capital resulting in an increased income tax provision.

In February 2010, President Obama’s administration proposed significant changes to the U.S. international tax laws, including changes that would limit U.S. deductions for interest expenses related to un-repatriated foreign-source income and modify the U.S. foreign tax credit rules. We cannot determine whether these proposals will be enacted into law or what, if any, changes may be made to such proposals prior to their being enacted into law. We are currently unable to predict whether any such new legislation, if and when it becomes effective, could have a significant adverse impact to our effective tax rate.

Income/Loss from Discontinued Operations:  Income from discontinued operations was $6.1 million in 2009 compared to $166.5 million in 2008. The discontinued operations amounts in 2009 relate primarily to the reversal of a contingent liability accrued in 2008 upon sale of our Infergen operations, which did not meet the conditions for payment upon expiration of the payment criteria as of December 31, 2009. The discontinued operations amounts in 2008 relate primarily to our WEEMEA business and Infergen operations that were sold in 2008. In 2008, the loss from discontinued operations before income taxes of the WEEMEA business and Infergen operations was $1.8 million and $11.4 million, respectively. The income in 2008 includes the gain on sale of the WEEMEA business of $158.9 million.

Year Ended December 31, 2008 Compared to 2007

Product Sales Revenues:  Total consolidated revenues decreased $32.6 million for the year ended December 31, 2008 compared to 2007. Total product sales decreased $9.9 million (2%) to $593.2 million in 2008 from $603.1 million in 2007. Product sales in 2008 included a 3% favorable impact from foreign exchange rate fluctuations, offset by a 4% reduction in volume and a 1% aggregate decrease in price. The decline in volume is primarily a result of the divestment of operations in Asia, Argentina and Uruguay, which resulted in aggregate revenue decreases of $24.5 million in 2008 compared to 2007. This decline was partially offset by revenues of $8.2 million in 2008 attributable to our Coria acquisition. The decrease in sales is also attributable to the sales decline in Mexico, offset by sales increases in Poland and Canada.

In our Specialty Pharmaceuticals segment, revenues for the year ended December 31, 2008 decreased $23.0 million (7%) to $303.7 million from $326.7 million in 2007. The decrease in Specialty Pharmaceuticals sales for the year ended December 31, 2008 was due to a 9% decrease in volume, partially offset by a 2% increase in price. This decrease reflects the divestment of operations in Asia, Argentina and Uruguay, which resulted in aggregate revenue decreases of $24.5 million in 2008 compared to 2007, partially offset by revenues of $8.2 million attributable to our Coria acquisition. The decrease in volume is also attributable to a decrease in sales of Diastat, Kinerase and Efudex in the United States.

In our Branded Generics — Europe segment, revenues for the year ended December 31, 2008 increased $27.7 million (22%) to $152.8 million from $125.1 million in 2007. Branded Generics - Europe sales in 2008 were impacted by a 14% positive contribution from currency fluctuations and a 12% increase in volume, offset by a 4% aggregate reduction in prices. The increase in the value of currencies in the region relative to the U.S. Dollar contributed $17.9 million to revenues in the segment in 2008. The increase in volume includes a full year of sales in 2008 from products launched during 2007, resulting in a sales increase of $3.9 million.

In our Branded Generics — Latin America segment, revenues for the year ended December 31, 2008 decreased $14.7 million (10%) to $136.6 million from $151.3 million in 2007. Branded Generics - Latin America sales in 2008 reflected a 5% decrease in price, a 4% reduction in volume and a 1% reduction from foreign currency. The decline in volume in 2008 is due in part to a planned reduction of shipments to wholesaler customers in Mexico to reduce the amount of product in the wholesale channel.

Alliance Revenue:  Alliance revenue in the year ended December 31, 2008 included $4.4 million attributable to the GSK Collaboration Agreement. Alliance revenue in 2007 included a licensing payment of $19.2 million which we received from Schering-Plough as a payment for the license to pradefovir. In 2007, we announced an agreement with Schering-Plough and Metabasis which returned all pradefovir rights to Metabasis.

Ribavirin royalties for the year ended December 31, 2008 were $59.4 million compared to $67.2 million for 2007, a decrease of $7.8 million (12%). Ribavirin royalty revenues decreased due to Schering-Plough’s global market share losses in ribavirin sales and Roche’s discontinuation of royalty payments to us in June 2007.

Gross Profit Margin:  Gross profit margin, excluding amortization, as a percentage of product sales decreased to 72% for the year ended December 31, 2008 compared to 74% in 2007. Gross profit margin in 2008 was negatively impacted by increases in reserves for returns, in addition to inventory provisions and write offs in Mexico, the United States and Europe resulting primarily from decisions to cease promotion of or discontinue certain products, decisions to discontinue certain manufacturing transfers, and product quality failures.

Selling, General and Administrative Expenses:  SG&A expenses were $278.0 million for the year ended December 31, 2008 compared to $292.0 million for 2007, a decrease of $14.0 million (5%). As a percent of product sales, SG&A expenses were 47% for the year ended December 31, 2008 and 48% in 2007. The decrease in SG&A expense primarily reflects the effects of our restructuring initiatives, including a $10.1 million reduction due to the divestment of our businesses in Asia, Argentina and Uruguay, in addition to a reduction in stock-based compensation expense of $4.5 million in 2008. The savings from our restructuring initiatives were offset in part by the recognition of an other-than temporary impairment of $4.8 million in an investment in a publicly traded investment fund, a $3.4 million reversal of a tax benefit in Mexico and $3.5 million of expenses related to our expansion into additional markets in Central Europe.

Research and Development:  R&D expenses were $87.0 million for the year ended December 31, 2008 compared to $98.0 million for 2007, a reduction of $11.0 million (11%). The decrease in R&D expenses was primarily due to $10.2 million of expense offsets attributable to the GSK Collaboration Agreement (as defined below), which was effective in October 2008.

Special Charges and Credits Including Acquired In-Process Research and Development:  Acquired IPR&D expense represents the estimate of the fair value of in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. In 2008 we incurred IPR&D expense of $185.8 million related to the acquisition of Dow and $0.5 million related to the acquisition of Coria for IPR&D assets acquired that we determined were not yet complete and had no future uses in their current state. The major risks and uncertainties associated with the timely and successful completion of the acquired IPR&D assets consist of the ability to confirm the safety and efficacy of the product based upon the data from clinical trials and obtaining the necessary approval from the FDA.

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

Amortization:  Amortization expense was $50.0 million for the year ended December 31, 2008 compared to $56.0 million for 2007, a decrease of $6.0 million (11%). The decrease is the result of the declining amortization of the rights to the ribavirin royalty intangible, which was amortized using an accelerated method and was fully amortized in the third quarter of 2008. Amortization expense in 2008 includes a $1.6 million intangible asset impairment charge related to a product sold in the United States.

Restructuring Charges and Asset Impairments:  In 2008 and 2007, we incurred $21.3 million and $27.7 million, respectively, in restructuring charges relating primarily to severance charges, contract cancellations and asset impairments. See above for a detailed discussion of the charges in each year.

Other Income/Expense, Net, Including Translation and Exchange:  Other income, net, including translation and exchange was income of $2.1 million for the year ended December 31, 2008 compared to income of $1.7 million for 2007. In 2008, the amount represents primarily the effects of translation gains in Europe. In 2007, the amounts represent primarily the effects of translation gains and losses in Europe and Latin America. Translation and exchange gains are primarily related to U.S. Dollar denominated assets and liabilities at our foreign currency denominated subsidiaries.

Gain/Loss on Early Extinguishment of Debt:  Loss on early extinguishment of debt in the year ended December 31, 2008 includes a loss of $14.9 million as a result of the July 2008 redemption of our 7.0% Senior Notes and includes redemption premium of $10.5 million, unamortized loan costs of $2.9 million and an interest rate swap agreement termination fee of $1.5 million. This loss was partially offset by a $1.9 million gain as a result of the November 2008 repurchase of $32.6 million aggregate principal amount of our 3.0% Notes for an aggregate purchase price of $29.0 million. The carrying amount, net of unamortized debt issuance costs, of the 3.0% Notes purchased was $30.1 million and the estimated fair value exclusive of the conversion feature was $28.2 million. The difference between the carrying amount and the estimated fair value was recognized as a gain of $1.9 million upon early extinguishment of debt.

Interest Expense and Income:  Interest income decreased $0.5 million during the year ended December 31, 2008 compared to 2007. Interest expense was $45.4 million and $56.9 million for the years ended December 31, 2008 and 2007, respectively, and decreased $11.5 million during the year ended December 31, 2008 compared to 2007. The decrease was due primarily to lower interest expense resulting from the July 2008 redemption of the 7.0% Senior Notes, and to a lesser extent to the November 2008 purchase of a portion of the 3.0% Notes.

Income Taxes:  In 2008 and 2007, we recorded tax expense of $34.7 million and $13.5 million, respectively. The 2008 tax provision amount is the result of no tax benefits being recorded for the acquired IPR&D charge, the U.S. operating losses and credits. Additionally, as a result of utilizing a portion of our net operating loss carryforward in 2008, we released a portion of our valuation allowance against additional capital resulting in an increased income tax provision. The 2007 tax provision amount related primarily to the fact that no tax benefits were recorded for the U.S. operating losses and credits.

In 2008 and 2007, we recorded valuation allowances against the deferred tax assets associated with the U.S. tax benefits we will receive as income tax loss carryforwards and credits are offset against U.S. tax liability in future years. As of December 31, 2008 the valuation allowance against deferred tax assets totaled $123.8 million compared to $126.2 million as of December 31, 2007. The valuation allowance also had the effect of deferring certain amounts that would normally impact the effective tax rate. See Note 11 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information.

Income/Loss from Discontinued Operations:  Income from discontinued operations was $166.5 million in 2008 compared to a loss of $26.8 million in 2007. The discontinued operations amounts in 2008 and 2007 relate primarily to our WEEMEA business and Infergen operations that were sold in 2008. In 2008, the loss from discontinued operations before income taxes of the WEEMEA business and Infergen operations was $1.8 million and $11.4 million, respectively. The income in 2008 includes the gain on sale of the WEEMEA business of $158.9 million. In 2007, the $31.5 million loss before income taxes from our Infergen operations was partially offset by income before income taxes of $17.1 million related to the WEEMEA business.

Sources and Uses of Cash

Cash and cash equivalents and marketable securities totaled $81.9 million at December 31, 2009 compared to $218.8 million at December 31, 2008. The decrease of $136.9 million primarily resulted from the following:

Uses of Cash:

•	$202.4 million paid for the purchase of treasury stock;

•	$171.1 million paid to purchase a portion of the 3.0% Notes and 4.0% Notes. A portion of the purchase price totaling $35.3 million was attributable to accreted interest on the debt discount and deferred loan costs. The $35.3 million has been reflected as payments of accreted interest on long-term debt in cash flow from operating activities in continuing operations. The remaining $135.8 million has been reflected as payments on long-term debt and notes payable in cash flows from financing activities in continuing operations;

•	Payments related to recent acquisitions including $162.4 million related to the acquisition of Dow, including resolution of contingent consideration, $151.5 million, net of cash acquired, was paid for the acquisitions of PFI, Tecnofarma, Emo-Farm and Dr. Renaud, and $13.1 million of payments were made on the Tecnofarma debt;

•	$20.0 million of payments were made for capital expenditures; and

•	$13.5 million was paid for liabilities related to the sale of the WEEMEA business.

Sources of Cash:

•	Net proceeds of $346.0 million from the issuance of the Senior Notes (comprised of $365.0 million gross proceeds, less $11.7 million original issue discount and $7.3 million underwriters’ fees);

•	$183.6 million of cash from operations; and

•	$40.4 million of proceeds from stock option exercises and employee stock purchases.

Working capital was $125.1 million at December 31, 2009, compared to $175.5 million at December 31, 2008. The decrease in working capital of $50.4 million primarily resulted from the decrease in cash and cash equivalents and marketable securities and an increase in notes payable and current portion of long-term debt, offset, in part, by an increase in net current deferred tax assets, inventory, accounts receivable and a decrease in accrued liabilities.

Cash provided by operating activities in continuing operations is expected to be our primary source of funds for operations in 2010. During the year ended December 31, 2009, cash provided by operating activities in continuing operations totaled $186.3 million, compared to $200.7 million in 2008. The cash provided by operating activities in continuing operations for 2009 was primarily a result of net income adjusted for non-cash charges, offset by the reduction in other liabilities. The cash provided by operating activities in continuing operations for 2008 included receipt from GSK of $125.0 million in upfront fees pursuant to the Collaboration Agreement (as defined below).

Cash used in investing activities in continuing operations was $337.5 million for the year ended December 31, 2009, compared to cash used in investing activities in continuing operations of $277.2 million in 2008. In 2009, cash used in investing activities consisted primarily of $162.4 million paid for liabilities for the acquisition of Dow, $151.5 million, net of cash acquired, paid for the acquisitions of PFI, Tecnofarma, Emo-Farm and Dr. Renaud and capital expenditures of $20.0 million. In 2008, cash used in investing activities in continuing operations consisted primarily of the acquisition of businesses and product rights of $355.3 million, the purchase of investments of $155.7 million, and capital expenditures of $16.6 million, offset in part by proceeds from investments of $200.8 million and proceeds from the sale of businesses of $48.6 million. Cash provided by investing activities in discontinued operations in 2008 of $447.1 million consisted primarily of the net proceeds of $379.3 million from the sale of the WEEMEA business to Meda and $70.8 million of cash proceeds received as the initial payment in the sale of our Infergen operations to Three Rivers Pharmaceuticals, LLC.

Cash provided by financing activities in continuing operations was $29.9 million in the year ended December 31, 2009, and primarily consisted of the net proceeds of $346.0 million for the issuance of the Senior Notes, proceeds from stock option exercises and employee stock purchases of $40.4 million, offset in part by the purchase of treasury stock for $202.4 million and payments on long-term debt and notes payable of $151.7 million. Cash used in financing activities in continuing operations in 2008 was $468.8 million and primarily consisted of payments on long-term debt and notes payable of $323.8 million and purchase of treasury stock of $206.5 million, offset in part by proceeds from stock option exercises and employee stock purchases of $49.1 million and excess tax deductions from stock options exercised of $12.3 million.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our cash flow from operations and issuances of long-term debt securities. In 2009, cash generated from operations was sufficient to meet our operating requirements. We believe that cash generated from operations, along with our existing cash, will be sufficient to meet our operating requirements at least through December 31, 2010, to fund capital expenditures and our clinical development program. We do not have any short-term debt maturities, other than the $48.9 million principal amount of our 3.0% Notes maturing in August 2010. Our cash on hand is sufficient to cover this short-term debt maturity. However, since part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities or sell assets to finance future acquisitions or for other purposes.

If GSK terminates the Collaboration Agreement prior to December 31, 2010, we would be required to refund to GSK up to $40.0 million of the upfront fee through December 31, 2009; however, the refundable portion will be reduced ratably throughout 2010 until it reaches zero at December 31, 2010.

In October 2009, we paid $115.0 million to the former Dow common stockholders in order to settle all current and future income milestone obligations that we had to these stockholders under the December 2008 Dow merger agreement. Specifically, in exchange for this payment, we received rights to all future profit share payments to Dow under Dow’s 2008 agreement with Mylan related to sales of IDP-111 and a release by the former Dow stockholders of their right to receive up to $235.0 million in milestone payments upon successful development and commercialization of certain Dow pipeline products. We further agreed to terminate the indemnification obligations of the former Dow common stockholders and to release the $35.0 million escrow account.

We did not declare and did not pay dividends in 2009 or 2008.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt obligations:
3.0% Notes (principal amount)	$48,866	$48,866	$—	$—	$—
4.0% Notes (principal amount)	224,960	—	—	224,960	—
8.375% Senior Notes (principal amount)	365,000	—	—	—	365,000
Interest payments	236,156	41,033	79,134	70,136	45,853
Lease obligations	35,263	10,633	18,639	2,629	3,362
Purchase and other obligations	8,159	5,097	2,119	943	—

Total cash obligations	$918,404	$105,629	$99,892	$298,668	$414,215

We have no material commitments for purchases of property, plant and equipment.

In addition to the commitments in the table above, we are required under the terms of various license agreements to make contingent milestone payments aggregating $19.9 million. These payments are not included in the table above as the likelihood and timing of payments, if any, are uncertain. The table above also excludes an

$8.0 million milestone payable to Meda Pharma upon acceptance of the filing of the NDA for retigabine included in current liabilities at December 31, 2009.

Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Therefore, $13.1 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 11 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a discussion of income taxes.

Off-Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases disclosed in the table contained in the “Contractual Obligations” section above. Our 3.0% Notes and 4.0% Notes include conversion features that are considered as off-balance sheet arrangements under SEC requirements. For further discussion of the 3.0% and 4.0% Notes, please refer to Note 10 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Foreign Operations

Approximately 57%, 66% and 65% of our revenues from continuing operations, which includes royalties, for the years ended December 31, 2009, 2008 and 2007, respectively, were generated from operations or otherwise earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions including possible nationalization or expropriation. Changes in the relative values of currencies may materially affect our results of operations. For a discussion of these risks, see Item 1A, Risk Factors in this Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 1 to consolidated financial statements in Item 8 of this Annual Report on Form 10-K

Critical Accounting Estimates

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

Revenue Recognition

We recognize revenues from product sales when title and risk of ownership transfers to the customer. Revenues are recorded net of provisions for rebates, discounts and returns, which are estimated and recorded at the time of sale. Allowances for future returns of products sold to our direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, are calculated as a percent of sales based on historical return percentages taking into account additional available information on competitive products and contract changes. Sales revenue in certain countries is recognized on a consignment basis.

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

We use third-party data to estimate the level of product inventories, expiration dating and product demand at our major wholesalers. Actual results could be materially different from our estimates, resulting in future adjustments to revenue. We conduct a review of the current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.

The following table summarizes deductions from gross sales and related accruals for the three years ended December 31, 2009, 2008 and 2007:

		Current
		Provision			Changes in
	Balance at	Related to			Estimates	Balance at
	Beginning of	Current Period	Credits and		Related to Prior	End of
	Year	Sales	Payments	Acquisitions	Years	Year
	(In thousands)

Year ended December 31, 2009
Sales Return Accruals	$48,640	$41,361	$(26,559)	$1,519	$756	$65,717
Rebates	17,224	50,769	(39,237)	9	—	28,765
Discounts	1,953	20,968	(20,949)	—	—	1,972
Chargebacks	4,925	31,378	(30,492)	—	—	5,811
IMA Fees	1,772	15,131	(14,286)	—	—	2,617

Total Sales Deduction Accruals	$74,514	$159,607	$(131,523)	$1,528	$756	$104,882

Year ended December 31, 2008
Sales Return Accruals	$33,170	$28,166	$(24,462)	$4,484	$7,282	$48,640
Rebates	16,972	23,032	(22,931)	151	—	17,224
Discounts	7,006	17,842	(23,000)	105	—	1,953
Chargebacks	2,685	21,456	(20,224)	541	467	4,925
IMA Fees	2,446	9,187	(10,339)	478	—	1,772

Total Sales Deduction Accruals	$62,279	$99,683	$(100,956)	$5,759	$7,749	$74,514

Year ended December 31, 2007
Sales Return Accruals	$27,709	$22,302	$(19,221)	$—	$2,380	$33,170
Rebates	19,845	23,246	(24,718)	—	(1,401)	16,972
Discounts	4,352	22,095	(19,441)	—	—	7,006
Chargebacks	4,059	14,807	(16,181)	—	—	2,685
IMA Fees	2,907	8,325	(8,786)	—	—	2,446

Total Sales Deduction Accruals	$58,872	$90,775	$(88,347)	$—	$979	$62,279

Sales return accruals are recorded based on historical experience, estimated customer inventory levels and forecasted sales patterns. Rebates include various managed care sales rebate and other incentive programs, the largest of which relates to Medicaid and Medicare. Discounts include cash discounts that are provided to customers that pay within a specific period and volume discounts. The provision for cash discounts is estimated based upon invoice billings, utilizing historical customer payment experience. Chargebacks represent amounts payable in the future to a wholesaler for the difference between the invoice prices paid to us by our wholesale customers for a particular product and the negotiated contract price that the wholesalers’ customer pays for that product. Our chargeback provision and related reserve varies with changes in product mix, changes in customer pricing and changes to estimated wholesaler inventories. Inventory Management Agreement (“IMA”) Fees are deductions from gross sales, recorded pursuant to agreements with certain of our wholesale customers.

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

Diastat in 2005 experienced two changes in product characteristics which included longer dating (average shelf life at the time of sale approximately doubled) along with the replacement of four fixed dosage products with two variable dosage products. As a result, we reduced our estimated rates of future product returns for prospective sales. In 2008, we began to experience actual returns on these products which were higher than estimated using our methodology resulting in a revision of the previous estimate of returns reserves. In addition, Migranal has been sold in two new trade sizes since its acquisition in 2005 with the returns estimate for these launches utilizing the returns experience of the previous trade sizes. In 2008, the more recent trade size product experienced a higher level of returns than estimated using our methodology which resulted in an adjustment in the returns reserve.

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

Collaboration Agreement

In October 2008, we closed the Collaboration Agreement with GSK to develop and commercialize retigabine, a first-in-class neuronal potassium channel opener for treatment of adult epilepsy patients with refractory partial onset seizures and its backup compounds. Pursuant to the terms of the Collaboration Agreement, we granted co-development rights and worldwide commercialization rights to GSK.

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

Pursuant to the Collaboration Agreement, GSK paid us $125.0 million in upfront fees in October 2008. GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the FDA of a NDA for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. If GSK terminates the Collaboration Agreement prior to

December 31, 2010, we would be required to refund to GSK a portion of the upfront fee. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount that we would be required to refund to GSK to $40.0 million through December 31, 2009, with additional ratable reductions during 2010 until reaching zero at December 31, 2010. Unless otherwise terminated, the Collaboration Agreement will continue on a country-by-country basis until GSK has no remaining payment obligations with respect to such country.

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

The Collaboration Agreement contains multiple elements and requires evaluation pursuant to ASC 605-25. The Collaboration Agreement includes a provision for us to participate on a joint steering committee. We evaluated the facts and circumstances of the Collaboration Agreement to determine whether our participation is protective of our interests or if it constitutes a deliverable to be included in our evaluation of the arrangement under ASC 605-25. We concluded the participation in the joint steering committee is a deliverable until certain regulatory approval is obtained. In addition, we determined that completion of our development and pre-commercialization efforts during the time prior to the launch of a retigabine product (the “Pre-Launch Period”) is also a deliverable under the Collaboration Agreement. As a result, we recognize alliance revenue during the Pre-Launch Period as we complete our performance obligations using the proportional performance model, which requires us to determine and measure the completion of our expected development and pre-commercialization costs, in addition to our participation in the joint steering committee. We will also record a credit to our development and pre-commercialization costs from the upfront payment based upon our proportional performance against our expected development and pre-commercialization costs during the Pre-Launch Period. The determination of such credit to our development and pre-commercialization costs is limited to the amount that is no longer potentially refundable to GSK should they elect to terminate the Collaboration Agreement. The difference between the upfront payment of $125.0 million and our expected development and pre-commercialization costs is being recognized as alliance revenue based upon the proportional performance model during the Pre-Launch Period. Determination of our expected development and pre-commercialization costs and measurement of our completion of those costs requires the use of management’s judgment. Significant factors considered in our evaluation of our expected development and pre-commercialization costs include, but are not limited to, our experience, along with GSK’s experience, in completing clinical trials and costs of completing similar development and commercialization programs. We expect to complete our research and development and pre-commercialization obligations in effect during the Pre-Launch Period by the first quarter of 2011.

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

We recorded an impairment charge of $0.5 million, which is included in amortization expense for the year ended December 31, 2009. Certain patents, with a carrying value of $29.9 million at December 31, 2009, owned by Dow and licensed to Galderma are being challenged by a third party, Tolmar, Inc. If the challenge is successful, the intangible asset associated with these patents could be impaired in the future. See Note 21 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Valuation of Goodwill

We evaluate the recoverability of goodwill at least annually and also in the event of an impairment indicator. The evaluation is based on a two-step impairment test. The first step compares the fair value of the reporting unit with its carrying amount including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is computed based on estimated future cash flows discounted at a rate that approximates our cost of capital. Such estimates are subject to change, and we may be required to recognize impairment losses in the future. Our analysis of recoverability of goodwill performed in the fourth quarter of 2009 did not result in an impairment charge.

Purchase Price Allocation Including Acquired In-Process Research and Development

The purchase prices for the Dr. Renaud, PFI, Tecnofarma, Emo-Farm, Dow, DermaTech and Coria acquisitions were allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Such a valuation requires significant estimates and assumptions, including but not limited to: determining the timing and expected costs to complete the in-process projects; projecting regulatory approvals; estimating future cash flows from product sales resulting from completed products and in-process projects; and developing appropriate discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions, however, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

We value IPR&D acquired in a business combination based on an approach consistent with the AICPA Practice Aid, Assets Acquired in Business Combinations to be Used in Research and Development Activities: A Focus in Software, Electronic Devices and Pharmaceutical Industries. The amounts expensed as acquired IPR&D in 2008 represents an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The data used to determine fair value requires significant judgment. The estimated fair values were based on our use of a discounted cash flow model. For each project, the estimated after-tax cash flows were probability weighted to take account of the stage of completion and the risks surrounding the successful development and commercialization. The assumed tax rates are our estimate of the effective tax rates that will apply to the expected cash flows. These cash flows were then discounted to a present value using discount rates between 14% and 22%. The discount rates represent our weighted-average cost of capital for each of the acquisitions. See Note 3 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a discussion of acquisitions.

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

Contingencies

We are exposed to contingencies in the ordinary course of business, such as legal proceedings and business-related claims, which range from product and environmental liabilities to tax matters. We record accruals for such contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. The estimates are refined each accounting period, as additional information is known. See Note 21 of notes to consolidated financial statements in Item 8 of this Annual Report on Form 10-K for a discussion of contingencies.

Income Taxes

Our income tax returns are subject to audit in various jurisdictions. Existing and future audits by, or other disputes with, tax authorities may not be resolved favorably for us and could have a material adverse effect on our reported effective tax rate and after-tax cash flows. We record liabilities for uncertain tax positions, which involves significant management judgment. New laws and new interpretations of laws and rulings by tax authorities may affect the liability for uncertain tax positions. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from our estimates. To the extent that our estimates differ from amounts eventually assessed and paid our income and cash flows can be materially and adversely affected.

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

Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Polish Zloty, the Mexican Peso, the Australian Dollar and the Canadian Dollar. During 2009 and 2008, we entered into various forward currency contracts to a) reduce our exposure to forecasted Japanese Yen denominated royalty revenue, b) hedge our net investment in our Polish and Brazilian subsidiaries, c) reduce our exposure to various currencies as a result of repetitive short-term intercompany investments and obligations. In the aggregate, an unrealized gain of $0.2 million was recorded in the financial statements at December 31, 2009. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At December 31, 2009 and 2008, the fair value of our derivatives was (in thousands):

	December 31. 2009
	Notional/	Assets (Liabilities)
	Contract	Carrying	Fair
Description	Amount	Value	Value

Undesignated hedges	$29,721	$(4)	$(4)
Net investment derivative contracts	$24,640	$231	$231

	December 31. 2008
	Notional/	Assets (Liabilities)
	Contract	Carrying	Fair
Description	Amount	Value	Value

Undesignated hedges	$3,916	$157	$157
Net investment derivative contracts	$18,779	$13	$13

We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our 2009 pretax earnings. In addition, we had $638.8 million principal amount of fixed rate debt as of December 31, 2009 that requires U.S. Dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our units located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. Dollar.

Item 8.	Financial Statements and Supplementary Data

Quarterly Financial Data

Following is a summary of quarterly financial data for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Unaudited)

2009
Revenues	$177,923	$191,698	$220,318	$240,522
Gross profit on product sales (excluding amortization)	113,136	124,115	130,234	150,302
Income from continuing operations(a)	30,798	33,037	37,634	156,150
Income (loss) from discontinued operations, net of tax(b)	398	(175)	(354)	6,256
Net income attributable to Valeant	31,195	32,860	37,280	162,406
Basic income per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$0.37	$0.40	$0.46	$1.95
Income (loss) from discontinued operations attributable to Valeant	0.01	—	—	0.08
Net income per share attributable to Valeant	$0.38	$0.40	$0.46	$2.03
Diluted income per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$0.37	$0.39	$0.45	$1.89
Income (loss) from discontinued operations attributable to Valeant	—	—	(0.01)	0.07
Net income per share attributable to Valeant	$0.37	$0.39	$0.44	$1.96
2008
Revenues	$151,983	$153,556	$168,424	$183,014
Gross profit on product sales (excluding amortization)	103,455	90,877	110,482	120,435
Income (loss) from continuing operations(c)	2,506	(52,015)	(7,262)	(150,597)
Income (loss) from discontinued operations, net of tax(b)	3,293	(26,313)	210,154	(20,586)
Net income (loss) attributable to Valeant	5,797	(78,330)	202,891	(171,185)
Basic income (loss) per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$0.03	$(0.58)	$(0.08)	$(1.82)
Income (loss) from discontinued operations attributable to Valeant	0.03	(0.29)	2.39	(0.25)
Net income (loss) per share attributable to Valeant	$0.06	$(0.87)	$2.31	$(2.07)
Diluted income (loss) per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$0.03	$(0.58)	$(0.08)	$(1.82)
Income (loss) from discontinued operations attributable to Valeant	0.03	(0.29)	2.39	(0.25)
Net income (loss) per share attributable to Valeant	$0.06	$(0.87)	$2.31	$(2.07)

(a)	In the fourth quarters of 2009, we recorded an income tax benefit of $97.8 million, which includes the release of valuation allowance against deferred tax assets of $102.5 million.

(b)	Discontinued operations in 2009 and 2008 related primarily to our WEEMEA business and Infergen operations.

(c)	In the fourth quarter of 2008, we incurred IPR&D expense related to the Dow and Coria acquisitions, of $185.8 million and $0.5 million, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Valeant Pharmaceuticals International:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Valeant Pharmaceuticals International and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for business combinations, certain convertible debt instruments and the manner in which it accounts for noncontrolling interests in a subsidiary effective January 1, 2009.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded Private Formula International Holdings Party Ltd. (“PFI), EMO-FARM Ltd (“Emo-Farm”), Tecnofarma S.A. de C.V. (“Tecnofarma”), and Laboratoire Dr. Renaud (“Dr Renaud”) from its assessment of internal control over financial reporting as of December 31, 2009 because they were acquired by the Company in purchase business combinations during 2009. We have also excluded PFI, Emo-Farm, Tecnofarma and Dr Renaud from our audit of internal control over financial reporting. The total assets and total revenues of PFI, Emo-Farm, Tecnofarma and Dr Renaud, wholly-owned subsidiaries, represent 6%, 3%, 4%, and 2% and, 1%, 1%, 1% and 0%, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/  PricewaterhouseCoopers LLP

Orange County, California
February 23, 2010

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED BALANCE SHEETS
December 31,

	2009	2008
	(In thousands, except par value data)

ASSETS
Current Assets:
Cash and cash equivalents	$68,080	$199,582
Marketable securities	13,785	19,193
Accounts receivable, net	171,008	144,509
Inventories, net	105,900	72,972
Prepaid expenses and other current assets	16,589	17,605
Current deferred tax assets, net	77,268	16,179
Income taxes receivable	3,584	—

Total current assets	456,214	470,040
Property, plant and equipment, net	126,811	90,228
Deferred tax assets, net	37,637	14,850
Goodwill	195,350	114,634
Intangible assets, net	470,346	467,795
Other assets	19,121	28,385

Total non-current assets	849,265	715,892

	$1,305,479	$1,185,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$37,405	$41,638
Accrued liabilities	215,932	231,450
Notes payable and current portion of long-term debt	48,462	666
Deferred revenue	21,612	15,415
Income taxes payable	6,720	2,497
Current deferred tax liabilities, net	358	2,446
Current liabilities for uncertain tax positions	646	478

Total current liabilities	331,135	294,590
Long-term debt, less current portion	552,127	398,136
Deferred revenue	—	11,841
Deferred tax liabilities, net	7,728	812
Liabilities for uncertain tax positions	13,115	53,425
Other liabilities	30,195	175,380

Total non-current liabilities	603,165	639,594

Total liabilities	934,300	934,184

Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, $0.01 par value; 200,000 shares authorized; 77,350 (December 31, 2009) and 81,753 (December 31, 2008) shares outstanding (after deducting shares in treasury of 25,466 as of December 31, 2009 and 18,688 as of December 31, 2008)	774	818
Additional capital	986,393	1,138,575
Accumulated deficit	(642,043)	(905,784)
Accumulated other comprehensive income	26,035	18,122

Total Valeant stockholders’ equity	371,159	251,731
Noncontrolling interest	20	17

Total stockholders’ equity	371,179	251,748

	$1,305,479	$1,185,932

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2009	2008	2007
	(In thousands, except per share data)

Revenues:
Product sales	$710,761	$593,165	$603,051
Service revenue	22,389	—	—
Alliances	97,311	63,812	86,452

Total revenues	830,461	656,977	689,503

Costs and expenses:
Cost of goods sold (excluding amortization)	192,974	167,916	158,060
Cost of services	17,836	—	—
Selling, general and administrative	255,782	278,019	292,001
Research and development costs, net	43,977	86,967	97,957
Special charges and credits including acquired in-process research and development	6,351	186,300	—
Restructuring, asset impairments, dispositions and acquisition-related costs	10,068	21,295	27,675
Amortization expense	70,640	49,973	55,985

Total costs and expenses	597,628	790,470	631,678

Income (loss) from operations	232,833	(133,493)	57,825
Other income (expense), net including translation and exchange	(1,455)	2,063	1,659
Gain (loss) on early extinguishment of debt	7,221	(12,994)	—
Interest income	4,321	17,129	17,584
Interest expense	(43,571)	(45,385)	(56,923)

Income (loss) from continuing operations before income taxes	199,349	(172,680)	20,145
Provision (benefit) for income taxes	(58,270)	34,688	13,535

Income (loss) from continuing operations	257,619	(207,368)	6,610
Income (loss) from discontinued operations, net of tax	6,125	166,548	(26,796)

Net income (loss)	263,744	(40,820)	(20,186)
Less: Net income attributable to noncontrolling interest	3	7	2

Net income (loss) attributable to Valeant	$263,741	$(40,827)	$(20,188)

Basic income (loss) per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$3.15	$(2.37)	$0.07
Income (loss) from discontinued operations attributable to Valeant	0.07	1.90	(0.29)

Net income (loss) per share attributable to Valeant	$3.22	$(0.47)	$(0.22)

Diluted income (loss) per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$3.07	$(2.37)	$0.07
Income (loss) from discontinued operations attributable to Valeant	0.07	1.90	(0.28)

Net income (loss) per share attributable to Valeant	$3.14	$(0.47)	$(0.21)

Shares used in per share computation — Basic	81,781	87,480	93,029

Shares used in per share computation — Diluted	83,970	87,480	93,976

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008, and 2007

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interest	Total
				(In thousands)

Balance at January 1, 2007	94,416	$944	$1,334,161	$(843,208)	$17,940	$20	$509,857
Comprehensive income:
Net loss	—	—	—	(20,188)	—	—	(20,188)
Foreign currency translation adjustments	—	—	—	—	66,791	—	66,791
Pension liability adjustment	—	—	—	—	(4,471)	—	(4,471)
Unrealized loss on marketable equity securities and other	—	—	—	—	(50)	—	(50)

Total comprehensive income							42,082
Exercise of stock options	1,283	12	14,417	—	—	—	14,429
Employee stock purchase plan	78	2	857	—	—	—	859
Share repurchase	(6,491)	(65)	(99,492)	—	—	—	(99,557)
Stock compensation expense	—	—	12,419	—	—	—	12,419
Stock compensation in discontinued operations	—	—	1,040	—	—	—	1,040
Net effect of adopting new accounting standard for uncertain tax positions	—	—	—	(1,561)	—	—	(1,561)
Equity attributable to noncontrolling interest	—	—	—	—	—	3	3

Balance at December 31, 2007	89,286	893	1,263,402	(864,957)	80,210	23	479,571
Comprehensive loss:
Net loss	—	—	—	(40,827)	—	—	(40,827)
Foreign currency translation adjustments	—	—	—	—	(66,228)	—	(66,228)
Pension liability adjustment	—	—	—	—	2,671	—	2,671
Unrealized gain on marketable equity securities and other	—	—	—	—	1,469	—	1,469

Total comprehensive loss							(102,915)
Exercise of stock options and issuance of other stock awards	3,496	35	48,409	—	—	—	48,444
Employee stock purchase plan	74	1	753	—	—	—	754
Share repurchase	(11,427)	(114)	(206,403)	—	—	—	(206,517)
Issuance of treasury shares	324	3	5,407	—	—	—	5,410
Stock compensation expense	—	—	5,064	—	—	—	5,064
Stock compensation in discontinued operations	—	—	(845)	—	—	—	(845)
Tax benefit related to convertible debt	—	—	11,286	—	—	—	11,286
Tax benefit related to stock options	—	—	12,303	—	—	—	12,303
Extinguishment of debt and related equity	—	—	(801)	—	—	—	(801)
Equity attributable to noncontrolling interest	—	—	—	—	—	(6)	(6)

Balance at December 31, 2008	81,753	818	1,138,575	(905,784)	18,122	17	251,748

Comprehensive income:
Net income	—	—	—	263,741	—	—	263,741
Foreign currency translation adjustments	—	—	—	—	7,792	—	7,792
Pension liability adjustment	—	—	—	—	121	—	121

Total comprehensive income							271,654
Exercise of stock options and issuance of other stock awards	2,372	24	40,101	—	—	—	40,125
Employee withholding taxes related to equity awards	—	—	(7,102)	—	—	—	(7,102)
Employee stock purchase plan	3	—	85	—	—	—	85
Share repurchase	(6,950)	(70)	(202,308)	—	—	—	(202,378)
Issuance of treasury shares	172	2	3,578	—	—	—	3,580
Stock compensation expense	—	—	16,121	—	—	—	16,121
Extinguishment of debt and related equity	—	—	(22,084)	—	—	—	(22,084)
Tax benefit related to convertible debt	—	—	11,575	—	—	—	11,575
Tax benefit related to stock options	—	—	684				684
Warrants issued	—	—	7,168	—	—	—	7,168
Equity attributable to noncontrolling interest	—	—	—	—	—	3	3

Balance at December 31, 2009	77,350	$774	$986,393	$(642,043)	$26,035	$20	$371,179

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$263,744	$(40,820)	$(20,186)
Income (loss) from discontinued operations	6,125	166,548	(26,796)

Income (loss) from continuing operations	257,619	(207,368)	6,610
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	86,381	66,480	71,634
Provision for losses on accounts receivable and inventory	2,911	21,665	6,488
Stock compensation expense	16,121	5,064	12,419
Excess tax deduction from stock options exercised	(1,735)	(12,303)	—
Translation and exchange (gains) losses, net	1,019	(2,063)	(1,659)
Impairment charges and other non-cash items	14,966	9,242	30,035
Payments of accreted interest on long-term debt	(35,338)	(6,115)
Acquired in-process research and development	—	186,300	—
Deferred income taxes	(97,653)	(23,663)	18,122
(Gain) loss on extinguishment of debt	(7,221)	954	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,508	11,038	23,440
Inventories	(13,193)	(22,369)	7,609
Prepaid expenses and other assets	2,885	9,517	(7,839)
Trade payables and accrued liabilities	6,144	49,111	(9,768)
Income taxes	1,297	32,842	(57,350)
Other liabilities	(49,390)	82,323	824

Cash flow from operating activities in continuing operations	186,321	200,655	100,565
Cash flow from operating activities in discontinued operations	(2,768)	9,759	(8,044)

Net cash provided by operating activities	183,553	210,414	92,521

Cash flows from investing activities:
Capital expenditures	(20,047)	(16,575)	(29,140)
Proceeds from sale of assets	760	971	38,627
Proceeds from sale of businesses	3,342	48,575	2,453
Proceeds from investments	135,937	200,802	35,248
Purchase of investments	(129,089)	(155,653)	(72,518)
Acquisition of businesses, license rights and product lines	(328,442)	(355,303)	(22,520)

Cash flow from investing activities in continuing operations	(337,539)	(277,183)	(47,850)
Cash flow from investing activities in discontinued operations	(4,941)	447,101	8,508

Net cash (used in) provided by investing activities	(342,480)	169,918	(39,342)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(151,718)	(323,804)	(3,494)
Proceeds from issuance of long-term debt and notes payable	348,982	118	1,799
Stock option exercises and employee stock purchases	40,387	49,054	15,288
Payments of employee withholding taxes related to equity awards	(7,099)	—	—
Excess tax deduction from stock options exercised	1,735	12,303	—
Purchase of treasury stock	(202,378)	(206,517)	(99,557)

Cash flow from financing activities in continuing operations	29,909	(468,846)	(85,964)
Cash flow from financing activities in discontinued operations	—	(43)	(7,353)

Net cash provided by (used in) financing activities	29,909	(468,889)	(93,317)

Effect of exchange rate changes on cash and cash equivalents	(2,484)	(21,226)	23,924

Net decrease in cash and cash equivalents	(131,502)	(109,783)	(16,214)
Cash and cash equivalents at beginning of period	199,582	309,365	325,579

Cash and cash equivalents at end of period	68,080	199,582	309,365

Cash and cash equivalents classified as part of discontinued operations	—	—	(21,637)

Cash and cash equivalents of continuing operations	$68,080	$199,582	$287,728

The accompanying notes are an integral part of these consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)

1.	Organization and Summary of Significant Accounting Policies

In these financial statements and this annual report, “we”, “us”, “our”, “Valeant” and the “Company” refer to Valeant Pharmaceuticals International and its subsidiaries.

Organization:  We are a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Schering-Plough Ltd. (“Schering-Plough”), revenue from our Dow Pharmaceutical Sciences, Inc. (“Dow”) subsidiary’s agreement with Mylan (as defined below), and revenues associated with the Collaboration and License Agreement with GSK (as defined in Note 4 below). We also generate alliance revenue and service revenue from the development of dermatological products by Dow.

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

Marketable Securities:  Marketable securities include short-term commercial paper and corporate bonds which, at the time of purchase, have maturities of greater than three months. Marketable securities are generally categorized as held-to-maturity and are thus carried at amortized cost, because we have both the intent and the ability to hold these investments until they mature. As of December 31, 2009 and 2008, the fair value of these marketable securities approximated cost. At December 31, 2008, corporate bonds are categorized as available for sale and are carried at fair value.

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

Property, Plant and Equipment:  Property, plant and equipment are stated at cost. We primarily use the straight-line method for depreciating property, plant and equipment over their estimated useful lives. Buildings are depreciated up to 40 years, machinery and equipment are depreciated from 3-20 years, furniture and fixtures from 2-13 years and leasehold improvements and capital leases are amortized over their useful lives, limited to the life of the related lease. We follow the policy of capitalizing expenditures that materially increase the lives of the related assets and charge maintenance and repairs to expense. Upon sale or retirement, the costs and related accumulated depreciation or amortization are eliminated from the respective accounts and the resulting gain or loss is included in income. From time to time, if there is an indication of possible asset impairment, we evaluate the carrying value of property, plant and equipment. We determine if there has been asset impairment by comparing the anticipated

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted future cash flows expected to be generated by the property, plant and equipment with its carrying value. If the undiscounted cash flows are less than the carrying value, the amount of the asset impairment, if any, is determined by comparing the carrying value of the property, plant and equipment with its fair value. Fair value is generally based on a discounted cash flows analysis, appraisals or preliminary offers from prospective buyers. In the years ended December 31, 2008 and 2007, we recorded asset impairment charges of $2.9 million and $9.4 million, respectively, on certain of our fixed assets. See Note 2 for details regarding these impairment charges. There were no asset impairment charges in the year ended December 31, 2009.

Acquired In-Process Research and Development:  Prior to the January 1, 2009 adoption of the revised standard of accounting for business combinations, we charged the costs associated with acquired in-process research and development (“IPR&D”) to expense. These amounts represent an estimate of the fair value of purchased in-process technology for projects that, as of the acquisition date, had not yet reached technological feasibility and had no alternative future use. The estimation of fair value requires significant judgment. Differences in those judgments would have the impact of changing our allocation of purchase price to goodwill, which is an intangible asset that is not amortized. The major risks and uncertainties associated with the timely and successful completion of IPR&D projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Goodwill and Intangible Assets:  Our intangible assets comprise customer relationships, product marketing rights, related patents and trademarks for pharmaceutical products, and rights under the ribavirin license agreements. The product rights primarily relate to either 1) mature pharmaceutical products and over-the-counter products without patent protection, or 2) patented products. The mature products display a stable and consistent revenue stream over a relatively long period of time. The patented products generally have steady growth rates up until the point of patent expiration when revenues decline due to the introduction of generic competition. We amortize the mature products and over-the-counter products using the straight-line method over the estimated remaining life of the product (ranging from 5-30 years for current products) where the pattern of revenues is generally flat over the remaining life. We amortize patented products using the straight-line method over the remaining life of the patent because the revenues are generally growing until patent expiration.

We amortized the license rights for ribavirin on an accelerated basis because of the significant decline in royalties which started in 2003 upon the expiration of a U.S. patent; amortization was completed in the third quarter of 2008.

Certain intangible assets acquired in 2008 were determined to have indefinite lives. Intangible assets with indefinite lives are not amortized but are tested for impairment annually.

Goodwill and indefinite-lived intangible assets are tested for impairment annually and also in the event of an impairment indicator. The annual impairment test is a fair value test, which includes assumptions such as growth and discount rates. We recorded an intangible asset impairment charge, included in amortization expense, of $0.5 million in 2009 for a customer relationship intangible related to a clinical research facility that we plan to close in 2010. We recorded an intangible asset impairment charge, included in amortization expense, of $1.6 million in 2008 related to a product sold in the United States. We recorded asset impairment charges for intangible assets of $0.3 million and $1.1 million in 2008 and 2007, respectively, related to two products in Spain, which is included in loss from discontinued operations.

Discontinued Operations:  The results of operations related to our product rights in Infergen and our business operations located in the Western and Eastern Europe, Middle East and Africa (the “WEEMEA business”) have been reflected as discontinued operations in our consolidated financial statements. For more details regarding our discontinued operations see Note 6.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition:  We recognize revenues from product sales when title and risk of ownership transfers to the customer. Sales revenue in certain countries is recognized on a consignment basis. We record revenues net of provisions for rebates, discounts and returns, which are established at the time of sale. We calculate allowances for future returns of products sold to our direct and indirect customers, who include wholesalers, retail pharmacies and hospitals, as a percent of sales based on our historical return percentages taking into account additional available information on competitive products and contract changes. Where we do not have data sharing agreements, we use third-party data to estimate the level of product inventories, expiration dating, and product demand at our major wholesalers and in retail pharmacies. We have data sharing agreements with the three largest wholesalers in the U.S. Based upon this information, adjustments are made to the allowance accrual if deemed necessary. Actual results could be materially different from our estimates, resulting in future adjustments to revenue. We review our current methodology and assess the adequacy of the allowance for returns on a quarterly basis, adjusting for changes in assumptions, historical results and business practices, as necessary.

In the United States, we record provisions for Medicaid, Medicare and contract rebates based upon our actual experience ratio of rebates paid and actual prescriptions written during prior quarters. We apply the experience ratio to the respective period’s sales to determine the rebate accrual and related expense. This experience ratio is evaluated regularly and compared with industry data and claims made by states and other contract organizations to ensure that the historical trends are representative of current experience and that our accruals are adequate.

Our reserve for rebates, product returns and allowances is included in accrued liabilities and was $94.5 million and $66.0 million at December 31, 2009 and 2008, respectively.

We earn ribavirin royalties as a result of our license of product rights and technologies to Schering-Plough. Ribavirin royalties are earned at the time the products subject to the royalty are sold by Schering-Plough. We rely on a limited amount of financial information provided by Schering-Plough to estimate the amounts due to us under the royalty agreements.

We earn profit share revenue as a result of our license of product rights to Mylan Pharmaceuticals Inc. (“Mylan”). Profit share revenue is earned at the time the related product is sold by Mylan. See Note 3 for additional information regarding profit share revenue.

Stock-Based Compensation:  We recognize compensation expense for the fair value of all share-based incentive programs including employee stock options and our employee stock purchase plan. In order to estimate the fair value of stock options and other share-based incentive awards we use the Black-Scholes option valuation model and other valuation models. Option valuation models such as Black-Scholes require the input of subjective assumptions which can vary over time. Additional information about our stock incentive programs and the assumptions used in determining the fair value of stock options are contained in Note 17.

Income Taxes:  We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce our deferred tax assets to the amount expected to be realized when, in management’s opinion, it is more likely than not, that some portion of the deferred tax asset will not be realized. In estimating the future tax consequences of any transaction, we consider all expected future events under presently existing tax laws and rates.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the fair value of the hedged item through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

Accumulated Other Comprehensive Income:  The components of accumulated other comprehensive income at year end were as follows:

	2009	2008

Foreign currency translation adjustments	$27,069	$19,278
Defined benefit pension plan liabilities	(1,035)	(1,156)

Accumulated other comprehensive income	$26,035	$18,122

Per Share Information:  We compute basic earnings per share by dividing income or loss available to common stockholders by the weighted-average number of common shares outstanding. We compute diluted earnings per share by adjusting the weighted-average number of common shares outstanding to reflect the effect of potentially dilutive securities including options, warrants and convertible debt. We adjust income available to common stockholders in these computations to reflect any changes in income or loss that would result from the issuance of the dilutive common shares.

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

Recently Adopted Accounting Standards:

In the third quarter of 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) (collectively, the “Codification”), which establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the Codification became the only level of authoritative GAAP, other than guidance issued by the SEC. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force (“EITF”) Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). ASUs will serve to update the Codification, provide background information about the guidance and provide the bases for conclusions on change(s) in the Codification. The

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have a material impact on our consolidated financial statements. However, references to specific accounting standards in the notes to our consolidated financial statements have been changed to refer to the appropriate section of the Codification.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which was primarily codified into ASC 805. This standard establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. This standard also provides guidance for recognizing and measuring goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Among other requirements, this standard expands the definition of a business combination, requires acquisitions to be accounted for at fair value, and requires transaction costs and restructuring charges to be expensed. This standard was effective for fiscal years beginning on or after December 15, 2008. ASC 805 requires that any reduction to a tax valuation allowance established in purchase accounting that does not qualify as a measurement period adjustment will be accounted for as a reduction to income tax expense, rather than a reduction of goodwill. We adopted this standard as of January 1, 2009. This new standard has been applied for each of our acquisitions in 2009. See Note 3.

In December 2007, the FASB ratified the consensus reached by the EITF in EITF Issue No. 07-1, Accounting for Collaborative Arrangements, which was primarily codified into ASC 808. This guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This guidance also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. This guidance was effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Retrospective application to all prior periods presented is required for all collaborative arrangements existing as of the effective date. We adopted this guidance on January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We adopted ASC 470-20 on January 1, 2009. The guidance was applied retrospectively to all periods presented. ASC 470-20 is effective for our 3.0% Convertible Subordinated Notes (the “3.0% Notes”) and our 4.0% Convertible Subordinated Notes (the “4.0% Notes”) issued in 2003, each of which had an original principal amount of $240.0 million. The adoption of ASC 470-20 resulted in an increase in additional capital of $70.0 million as of January 1, 2009, in addition to the impact on our consolidated statements of operations summarized in the table below:

	2009	2008	2007

Interest expense	$(10,242)	$(14,899)	$(14,002)
Loss on early extinguishment of debt	(13,175)	(1,439)	—
Net loss attributable to Valeant	(23,417)	(16,338)	(14,002)
Basic loss per share attributable to Valeant	(0.29)	(0.19)	(0.15)
Dilunted loss per share attributable to Valeant	(0.28)	(0.19)	(0.15)

See Note 10 for additional information regarding our implementation of ASC 470-20.

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which was primarily codified into ASC 715. This standard provides additional guidance regarding an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This standard requires an employer to disclose information about how investment allocation decisions are made and the investment policies and strategies that support those decisions, major categories of plan assets, the inputs and valuation techniques used to develop fair value measurements of plan assets and significant concentrations of credit risk within plan assets. The disclosures about plan assets are to be provided for fiscal years ending after December 15, 2009. We adopted this guidance effective January 1, 2009 and have provided the additional disclosures required in Note 12.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which was primarily codified into ASC 320. This standard provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. The standard was effective for interim reporting periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009. The adoption did not have a material impact on our consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which was primarily codified into ASC 825. This standard extends disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The standard was effective for interim reporting periods ending after June 15, 2009. We adopted this guidance in the second quarter of 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was codified into ASC 855. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth the following: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard does not apply to subsequent events or transactions that are within the scope of other applicable U.S. GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This guidance was effective for interim or annual reporting periods ending after June 15, 2009. We adopted the standard in the second quarter of 2009. In accordance with this standard, we evaluated subsequent events through February 23, 2010, the issuance date of these financial statements. We determined there were no subsequent events which required recognition or disclosure in these consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, which provided amendments to ASC 820 for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The new guidance was effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. We adopted this guidance on October 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

New Accounting Standards Not Yet Adopted:

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

In October 2009, the FASB issued ASU 2009-13, which amends the revenue guidance under ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective for fiscal

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ending after June 15, 2010, and may be applied prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update may have on our consolidated financial statements.

Reclassification:  Certain prior year amounts were reclassified to conform to current year presentation.

2.	Restructuring, Asset Impairments and Dispositions

Our restructuring charges include severance costs, contract cancellation costs, the abandonment of capitalized assets, the impairment of manufacturing facilities and other associated costs, including legal and professional fees. We have accounted for statutory and contractual severance obligations when they are estimable and probable. For one-time severance arrangements, the benefits are detailed in an approved severance plan, which is specific as to number of employees, position, location and timing. In addition, the benefits are communicated in specific detail to affected employees and it is unlikely that the plan will change when the costs are recorded. If service requirements exceed a minimum retention period, the costs are spread over the service period; otherwise they are recognized when they are communicated to the employees. Contract cancellation costs are recorded at fair value when the contract is terminated. Other associated costs, such as legal and professional fees, have been expensed as incurred.

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

In March 2008, we closed the sale to Invida Pharmaceutical Holdings Pte. Ltd. (“Invida”) of certain assets in Asia that included certain of our subsidiaries, branch offices and commercial rights in Singapore, the Philippines, Thailand, Indonesia, Vietnam, Taiwan, Korea, China, Hong Kong, Malaysia and Macau. This transaction also included the sale of certain product rights in Japan. During the year ended December 31, 2008, we received proceeds of $37.9 million and recorded a gain of $34.5 million, net of charges for closing costs, in this transaction. During the first quarter of 2009, we received substantially all of the remaining additional proceeds of $3.4 million from the sale in accordance with net asset settlement provisions of the sale.

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

The net restructuring, asset impairments and dispositions charge of $3.5 million in the year ended December 31, 2009 included $2.2 million of employee severance costs for a total of 38 affected employees who were part of the selling, general and administrative and research and development workforce in the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States. The charge also included $1.3 million of contract cancellation costs and other cash costs. The net restructuring, asset impairments and dispositions charge of $21.3 million in the year ended December 31, 2008 included $19.2 million of employee severance costs for a total of 389 affected employees who were part of the supply, selling, general and administrative and research and development workforce in the United States, Mexico, Brazil and the Czech Republic. The charges also included $10.4 million for professional service fees related to the strategic review of our business, $7.7 million of contract cancellation costs and $0.3 million of other cash costs. Additional amounts incurred included a stock compensation charge for the accelerated vesting of the stock options of our former chief executive officer of $4.8 million, impairment charges relating to the sale of our subsidiaries in Argentina and Uruguay and certain fixed assets in Mexico of $10.8 million, and the loss of $2.6 million in the sale of our subsidiaries in Argentina and Uruguay, offset in part by the gain of $34.5 million in the transaction with Invida.

The following table summarizes the restructuring costs recorded in the years ended December 31, 2009, 2008 and 2007:

				Cumulative
	2009	2008	2007	Total Incurred

2008 Restructuring Program
Employee severances (430 employees cumulatively)	$2,239	$19,239	$957	$22,435
Contract cancellation costs, legal and professional fees and other costs	1,260	18,406	8,644	28,310

Subtotal: cash charges	3,499	37,645	9,601	50,745

Stock compensation	—	4,778	—	4,778
Impairment of long-lived assets	—	10,758	—	10,758
Loss on sale of long-lived assets	—	2,652	—	2,652

Subtotal: non-cash charges	—	18,188	—	18,188

Subtotal: restructuring expenses	3,499	55,833	9,601	68,933

Gain on Invida transaction	42	(34,538)	—	(34,496)

Restructurings, asset impairments and dispositions	$3,541	$21,295	$9,601	$34,437

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the restructuring costs recorded in the year ended December 31, 2007 and cumulatively:

		Cumulative
	2007	Total Incurred

2006 Restructuring Program
Employee severances (408 employees cumulatively)	$3,788	$15,372
Contract cancellation and other cash costs	2,076	3,709

Subtotal: cash charges	5,864	19,081

Abandoned software and other capital assets	—	22,178
Write-off of accumulated foreign currency translation adjustments	2,782	2,782
Impairment of manufacturing and research facilities	9,428	62,649

Subtotal: non-cash charges	12,210	87,609

Restructurings, asset impairments and dispositions	$18,074	$106,690

Aggregate restructuring charges for the 2008 and 2006 restructuring programs, by reportable segment, were as follows:

	2009	2008	2007

Specialty pharmaceuticals	$—	$(16,755)	$10,445
Branded generics — Europe	—	(8,011)	—
Branded generics — Latin America	—	8,328	—
Unallocated corporate	3,541	37,733	17,230

Total	$3,541	$21,295	$27,675

Reconciliation of Cash Restructuring Payments with Restructuring Accrual

Cash-related charges in the above tables relate to severance payments and other costs which have been either paid with cash expenditures or have been accrued and will be paid with cash in future quarters. As of December 31, 2008, the restructuring accrual for the 2006 Restructuring was $0.6 million and related to ongoing contractual payments to Legacy Pharmaceuticals International relating to the sale of our former site in Puerto Rico. These payment obligations ended in June 2009.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the restructuring accrual for the 2008 Restructuring was $6.4 million and relates primarily to severance and lease termination penalty costs expected to be paid primarily during 2010, except for the lease termination penalty which will be paid in 2011. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows:

2006 Restructuring: Reconciliation of Cash Payments and Accruals
Opening balance, commencement of restructuring	$—
Charges to earnings	13,217
Cash paid	(9,002)

Restructuring accrual, December 31, 2006	4,215
Charges to earnings	5,864
Cash paid	(8,579)

Restructuring accrual, December 31, 2007	1,500
Cash paid	(875)

Restructuring accrual, December 31, 2008	625
Cash paid	(625)

Restructuring accrual, December 31, 2009	$—

2008 Restructuring: Reconciliation of Cash Payments and Accruals
Opening balance, commencement of restructuring	$—
Charges to earnings	9,601
Cash paid	(1,128)

Restructuring accrual, December 31, 2007	8,473
Charges to earnings	37,645
Cash paid	(35,817)

Restructuring accrual, December 31, 2008	10,301
Charges to earnings	3,499
Cash paid	(7,356)

Restructuring accrual, December 31, 2009	$6,444

The 2008 restructuring initiatives were substantially completed by the end of the third quarter of 2009. We expect to continue to recognize costs through 2011 related primarily to the accretion of lease termination penalty costs.

3.	Acquisitions and Acquisition-Related Costs

Dr. Renaud Acquisition

On December 15, 2009, we acquired all of the outstanding stock of Laboratoire Dr. Renaud, a privately-held cosmeceutical company located in Canada that specializes in topical formulations, and a related U.S. company (together “Dr. Renaud”), for an aggregate purchase price of $21.5 million in cash, net of cash acquired. As a result of the acquisition, we gained access to a dermatology sales and marketing infrastructure in Canada and entered into a lease for a dermatological manufacturing facility.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We accounted for the acquisition as a business combination. The purchase price was provisionally allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value as of the date of acquisition. The allocation of intangible assets and certain liabilities is provisional pending finalization of valuation of these items. Amortizing intangible assets aggregating $9.7 million consist primarily of trade names with an amortization period of 10 years and customer relationships with an amortization period of five years. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill totaling $10.5 million, which is not deductible for tax purposes. The following table summarizes the estimated fair value of the net assets acquired:

Current assets	$4,717
Long-term assets	934
Identifiable intangible assets	9,749
Goodwill	10,489
Current and long-term liabilities	(4,396)

Net assets acquired	$21,493

PFI Acquisition

On October 6, 2009, we acquired all of the outstanding stock of Private Formula Holdings International Pty Limited (“PFI”), a privately-held company located in Australia that is engaged in product development, sales and marketing of premium skincare products primarily in Australia, for $71.1 million in cash, net of cash acquired, plus the issuance of 162,500 restricted shares of our common stock valued at approximately $3.4 million. The valuation of the common stock issued in connection with the acquisition was based on its quoted market price at the acquisition date, discounted to reflect the estimated effect of its trading restrictions. The acquisition of PFI gives us access to two leading brands in the Australian and New Zealand prestige skincare and nail treatment market and access to PFI’s established pharmacy and department store distribution network.

We accounted for the acquisition as a business combination. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value as of the date of acquisition. Amortizing intangible assets aggregating $31.2 million consist primarily of trade names with a weighted-average amortization period of 27.9 years and customer relationships with an amortization period of 10 years. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill totaling $37.7 million, of which $34.6 million is deductible for U.S. tax purposes. The following table summarizes the estimated fair value of the net assets acquired:

Current assets	$9,403
Long-term assets	968
Identifiable intangible assets	31,165
Goodwill	37,701
Current and long-term liabilities	(4,765)

Net assets acquired	$74,472

Goodwill represents the excess of the purchase price over the sum of the amounts assigned to the fair value of assets acquired less liabilities assumed. The PFI acquisition allows us to achieve scale within dermatology in the Australian market in line with our strategic goals, which we believe supports the amount of goodwill recognized.

Tecnofarma Acquisition

On July 31, 2009, we acquired all of the outstanding stock of Tecnofarma S.A. de C.V. (“Tecnofarma”), a privately-held company located in Mexico, for a purchase price of approximately one times sales, plus the

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumption of debt of approximately $13.0 million. Tecnofarma is a producer of generic pharmaceuticals with approximately $33.0 million in annual sales, primarily to the government and private label markets. The acquisition of Tecnofarma included the acquisition of manufacturing facilities, which will allow us to reduce our dependence upon third party manufacturers in Latin America.

We accounted for the acquisition as a business combination. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value as of the date of acquisition. Amortizing intangible assets aggregating $5.6 million consist primarily of product registries with a weighted-average amortization period of 15 years. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill totaling $9.2 million, which is not deductible for tax purposes. The following table summarizes the estimated fair value of the net assets acquired:

Current assets	$13,645
Long-term assets	22,820
Identifiable intangible assets	5,559
Goodwill	9,240
Current liabilities	(5,732)
Current and long-term debt	(13,200)
Other long-term liabilities	(3,569)

Net assets acquired	$28,763

Substantially all of the current and long-term debt was repaid as of December 31, 2009. The purchase price is subject to closing adjustments as defined in the purchase agreement. Purchase price adjustments recorded subsequent to December 31, 2009 will affect the recorded amount of goodwill.

Emo-Farm Acquisition

On April 29, 2009, we acquired all of the outstanding stock of EMO-FARM sp. z o.o. (“Emo-Farm”), a privately-held Polish company, for a purchase price of $28.6 million in cash, net of cash acquired. Emo-Farm specializes in gel-based over-the-counter and cosmetic products. The acquisition of Emo-Farm expanded our base in Poland into topical products and included the acquisition of a topical manufacturing facility.

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

Current assets	$4,266
Long-term assets	10,098
Identifiable intangible assets	11,227
Goodwill	8,995
Current and long-term liabilities	(6,001)

Net assets acquired	$28,585

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dow Acquisition

On December 31, 2008, we completed the purchase of all of the outstanding common stock of Dow, a privately held healthcare company that provides biopharmaceutical development services primarily in the United States. The Dow acquisition will allow us to gain additional expertise in formulation and process development, clinical trial services and compliance related services.

We acquired Dow for an agreed price of $285.0 million, subject to certain closing adjustments, plus transaction costs of $5.4 million. Pursuant to the terms of the acquisition, in the first half of 2009 we paid $35.0 million, of the $285.0 million agreed price, into an escrow account for the benefit of the former Dow common stockholders, subject to any indemnification claims made by us for a period of eighteen months following the acquisition closing. The accounting treatment for the acquisition required the recognition of an additional $95.9 million of conditional purchase consideration as of December 31, 2008 because the fair value of the net assets acquired exceeded the total amount of the acquisition price. Contingent consideration of up to $235.0 million for future milestones related to certain pipeline products still in development was included in the merger agreement.

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

In 2009, we paid $115.0 million to the former Dow common stockholders in order to settle all current and future income and milestone obligations that we had to these stockholders under the merger agreement. Specifically, in exchange for this payment, we received rights to all future profit share payments to Dow under Dow’s 2008 agreement with Mylan related to sales of 1% clindamycin and 5% benzoyl peroxide gel (“IDP-111”), for which 90% was required to be paid to these former Dow common stockholders under the original merger agreement, and a release by these former Dow common stockholders of their right to receive up to $235.0 million in milestone payments upon a successful commercialization of Dow pipeline products currently under development. We further agreed to terminate the indemnification obligations of the former Dow common stockholders and to release the $35.0 million escrow account. The $27.6 million paid in excess of the conditional purchase consideration liability of $86.5 million was treated as an additional cost of the acquisition and resulted in the recognition of goodwill, which is not deductible for tax purposes.

The following table summarizes the estimated fair value of the net assets acquired as adjusted in 2009:

Current assets	$14,464
Identifiable intangible assets	181,100
In-process research and development	185,800
Goodwill	27,587
Other assets	5,857
Current and long-term liabilities	(9,936)

Net assets acquired	$404,872

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquired intangible assets consisted of outlicensed technology, customer relationships and developed formulations. Developed formulations include Dow’s U.S. Food and Drug Administration (“FDA”) approved product, Acanya, a topical treatment for acne which was launched in the first quarter of 2009. Outlicensed technology has been licensed to third parties and generates royalty revenue. Customer relationships are from Dow’s contract research services. The weighted-average amortization period for the intangible assets acquired is outlined in the table below:

	Value of
	Intangible	Weighted-Average
	Assets	Amortization
	Acquired	Period

Developed formulations	$104,500	6.1 years
Outlicensed technology	70,000	9.5 years
Customer relationships	6,600	7.0 years

Total identifiable intangible assets	$181,100

We recorded a charge of $185.8 million for IPR&D assets acquired that we determined were not yet complete and had no future uses in their current state. The major risks and uncertainties associated with the timely and successful completion of the acquired IPR&D assets consist of the ability to confirm the safety and efficacy of the product based upon the data from clinical trials and obtaining the necessary approval from the FDA.

The IPR&D assets are comprised of the following items; IDP-107 for the treatment of acne, IDP-108 for fungal infections and IDP-115 for rosacea, which were valued at $107.3 million, $49.0 million and $29.5 million, respectively. All of these in-process research and development assets had not yet received approval from the FDA as of the acquisition date. IDP-107 is an oral treatment for moderate to severe inflammatory acne. IDP-108 is an investigational topical drug for nail, hair and skin fungal infections. IDP-115 is a topical treatment for rosacea.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill. The goodwill acquired is not deductible for tax purposes. The following table summarizes the estimated fair value of the net assets acquired:

Current and long-term assets	$3,426
Identifiable intangible assets	8,260
Goodwill	4,962
Current and long-term liabilities	(1,180)

Net assets acquired	$15,468

In 2009, we adjusted the fair value assigned to assets acquired and liabilities assumed primarily due to a reduction of $2.5 million to the acquired goodwill and deferred tax liabilities.

The acquired intangible assets consisted principally of trade names and customer relationships. The weighted-average amortization period as of the acquisition date for such intangible assets acquired is outlined in the table below:

	Value of
	Intangible	Weighted-Average
	Assets	Amortization
	Acquired	Period

Trade names	$5,653	Indefinite
Customer relationships	2,211	10.0 years
Licensed products	396	6.4 years

Total identifiable intangible assets	$8,260

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The excess of the purchase price over the fair value of net assets acquired was allocated to goodwill. The goodwill acquired is not deductible for tax purposes. The following table summarizes the fair value of the net assets acquired:

Current assets	$12,097
Identifiable intangible assets	74,900
In-process research and development	500
Goodwill	15,319
Other assets	3,260
Current liabilities	(8,322)
Deferred tax liabilities	(855)

Net assets acquired	$96,899

In 2009, we adjusted the fair value assigned to assets acquired and liabilities assumed primarily due to a revision in the estimated useful life for the acquired intangible asset for CeraVe from an indefinite life to 30 years, which resulted in a reduction of $16.7 million to the acquired goodwill and deferred tax liabilities.

The acquired intangible assets consisted of developed technology for approved indications of currently marketed products. The acquired intangible assets principally relate to the CeraVe, Cloderm and Atralin products. The weighted-average amortization period for such intangible assets acquired is outlined in the table below:

	Value of
	Intangible	Weighted-Average
	Assets	Amortization
	Acquired	Period

Developed technology-CeraVe	$42,700	30 years
Developed technology-all other products	32,200	6.4 years

Total identifiable intangible assets	$74,900

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

The results of operations for each of the acquisitions discussed above are included in the consolidated statements of operations from their respective acquisition dates. The following unaudited pro forma results of operations for the year ended December 31, 2008, assume the Dow acquisition had occurred on January 1, 2008 and for the year ended December 31, 2007, assume the acquisition had occurred on January 1, 2007. These pro forma results include charges for IPR&D of $185.8 million related to the Dow acquisition. The pro forma adjustments have no impact on the effective income tax rate used due to the valuation allowance on deferred tax assets in the United States.

	Year Ended
	December 31,
	2008	2007
	(Unaudited)

Product sales	$593,165	$603,051
Alliance revenue	$80,423	$101,841
Service revenue	$38,763	$29,184
Loss from continuing operations	$(241,075)	$(224,481)
Net loss attributable to Valeant	$(74,534)	$(251,277)
Basic net loss per share attributable to Valeant	$(0.85)	$(2.70)
Diluted net loss per share attributable to Valeant	$(0.85)	$(2.70)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma information is not necessarily indicative of the actual results that would have been achieved had the Dow acquisition occurred on the dates indicated, or the results that may be achieved in the future.

We do not consider the historical results of operations of Dr. Renaud, PFI, Tecnofarma, Emo-Farm, DermaTech or Coria to be material to our historical consolidated results of operations, either individually or in the aggregate. Accordingly, the supplemental pro forma information presented above does not include any adjustments related to these acquisitions.

With respect to each of the business acquisitions discussed above, we believe the fair values assigned to the assets acquired and liabilities assumed were based upon reasonable assumptions. Our allocations of the purchase prices are largely dependent on discounted cash flow analyses of projects and products of the acquired companies. The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the compound based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, we cannot provide assurance that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize as we estimated. For these reasons, among others, our actual results may vary significantly from the estimated results.

Acquisition-related Costs

We incurred the following acquisition-related costs during the year ended December 31, 2009:

Transaction costs	$4,013
Integration costs and other	2,514

Total acquisition-related costs	$6,527

Transaction costs include broker fees, legal, accounting and other costs directly related to our 2009 business acquisitions. Integration costs and other includes contract cancellation costs, severance for employees of acquired businesses and obligations to employees established by the former Dow shareholders. These expenses are included in restructuring, asset impairments, dispositions and acquisition-related costs in the statements of operations.

Asset Purchase in Australia

On May 1, 2009, we acquired intellectual property, trademarks and inventory related to certain dermatology products approved for sale in Australia and New Zealand for cash of approximately $7.3 million, including transaction costs. We accounted for the acquisition as a purchase of assets. The purchase price was allocated to product rights of $6.5 million and inventories of $0.8 million. The weighted-average useful life of the product rights was determined to be approximately 15.7 years.

4.	Collaboration Agreement

In October 2008, we closed a worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (“GSK”), to collaborate with GSK to develop and commercialize retigabine, a first-in-class neuronal potassium channel opener for treatment of adult epilepsy patients with refractory partial onset seizures and its backup compounds. We received $125.0 million in upfront fees from GSK upon the closing. Pursuant to the terms of the Collaboration Agreement, we granted co-development rights and worldwide commercialization rights to GSK.

We agreed to share equally with GSK the development and pre-commercialization expenses of retigabine in the United States, Australia, New Zealand, Canada and Puerto Rico (the “Collaboration Territory”) and GSK will develop and commercialize retigabine in the rest of the world. Our share of such expenses in the Collaboration Territory is limited to $100.0 million, provided that GSK will be entitled to credit our share of any such expenses in excess of such amount against future payments owed to us under the Collaboration Agreement. The difference

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between the upfront payment of $125.0 million and our expected development and pre-commercialization expenses under the Collaboration Agreement is being recognized as alliance revenue over the period prior to the launch of a retigabine product (the “Pre-Launch Period”). We recognize alliance revenue during the Pre-Launch Period as we complete our performance obligations using the proportional performance model, which requires us to determine and measure the completion of our expected development and pre-commercialization costs during the Pre-Launch Period, in addition to our participation in the joint steering committee. We expect to complete our research and development and pre-commercialization obligations in effect during the Pre-Launch Period by the first quarter of 2011.

GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the FDA of a new drug application (“NDA”) for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. If GSK terminates the Collaboration Agreement prior to December 31, 2010, we would be required to refund to GSK a portion of the upfront fee. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount of the upfront fee that we would be required to refund to GSK to $40.0 million through December 31, 2009, with additional ratable reductions in the amount of the required refund during 2010 until reaching zero at December 31, 2010. During the years ended December 31, 2009 and 2008, the combined research and development expenses and pre-commercialization expenses incurred under the Collaboration Agreement by us and GSK were $65.3 million and $13.1 million, respectively, as outlined in the table below. We recorded a charge of $1.2 million and a credit of $4.1 million in the years ended December 31, 2009 and 2008, respectively, against our share of the expenses to equalize our expenses with GSK, pursuant to the terms of the Collaboration Agreement.

	2009	2008

Valeant research and development costs	$31,191	$10,193
Valeant selling, general and administrative	228	483

	31,419	10,676
GSK expenses	33,841	2,394

Total spending for Collaboration Agreement	$65,260	$13,070

Equalization charge (credit)	$1,211	$(4,141)

Our rights to retigabine are subject to an Asset Purchase Agreement between Meda Pharma GmbH & Co. KG (“Meda Pharma”), the successor to Viatris GmbH & Co. KG, and Xcel Pharmaceuticals, Inc. (“Xcel”), which was acquired by Valeant in 2005 (the “Meda Pharma Agreement”). Under the terms of the Meda Pharma Agreement, we are required to pay Meda Pharma a milestone payment of $8.0 million upon acceptance of the filing of an NDA, which occurred on December 29, 2009, and $6.0 million upon approval of the NDA for retigabine. We are also required to pay royalty rates which, depending on the geographic market and sales levels, vary from 3% to 8% of net sales. Under the Collaboration Agreement with GSK, these milestones and royalties will be treated in the Collaboration Territory as an operating expense and shared by GSK and Valeant pursuant to the profit sharing percentage then in effect. In the rest of the world, we will be responsible for the payment of these royalties to Meda Pharma from the royalty payments we receive from GSK. We are required to make additional milestone payments to Meda Pharma of up to $5.3 million depending on certain licensing activity. As a result of entering into the Collaboration Agreement with GSK, we paid Meda Pharma a milestone payment of $3.8 million in October 2008 and accrued an additional milestone of $8.0 million upon acceptance of the NDA filing in December 2009. An additional payment of $1.5 million could become due if a certain indication for retigabine is developed and licensed to GSK.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below outlines the alliance revenue, expenses incurred, associated credits against the expenses incurred, and remaining upfront payment for the Collaboration Agreement during 2009:

			Selling,	Research
	Balance	Alliance	General and	and
Collaboration Accounting Impact	Sheet	Revenue	Administrative	Development

Upfront payment from GSK	$125,000	$—	$—	$—
Release from upfront payment in 2008	(10,909)	—	—	—
Incurred cost in 2009	—	—	228	31,191
Incurred cost offset in 2009	(32,630)	—	(1,621)	(31,009)
Recognize alliance revenue	(14,519)	(14,519)	—	—

Release from upfront payment in 2009	(47,149)	—	—	—

Remaining upfront payment from GSK	$66,942	—	—	—

Total equalization payable to GSK	$(1,211)	—	1,393	(182)

Total expense and revenue		$(14,519)	$—	$—

Accrued liabilities	$33,159
Other liabilities	13,159
Deferred revenue short-term	20,624

Remaining upfront payment from GSK	$66,942

Total combined expenses by us and GSK for the Collaboration Agreement through December 31, 2009 were $78.3 million.

5.	Special Charges and Credits Including Acquired In-process Research and Development

In June 2009, we entered into an exclusive license agreement with Endo Pharmaceuticals Inc. that grants us an exclusive license to develop and commercialize Opana and Opana ER in Canada, Australia and New Zealand (the “Opana Territory”). Regulatory approval must be received prior to any sale of the licensed products. We recorded a $1.8 million charge related to the initial license fee in the second quarter of 2009. Under the terms of the license agreement, we will pay royalties ranging from 10% to 20% of net sales, as well as milestone payments upon achievement of certain sales levels of licensed products in the Opana Territory.

During the second quarter of 2009, we acquired rights to other products in Mexico that are not currently approved for sale, for an aggregate price of $0.2 million, which was recorded as a charge in the second quarter of 2009.

In 2009, we recorded litigation settlement charges of $4.4 million, primarily related to the settlement of the Spear Pharmaceuticals, Inc. matter. See Note 21 for additional information.

We incurred IPR&D expense of $185.8 million and $0.5 million related to the 2008 acquisitions of Dow and Coria, respectively. See Note 3 for details of acquired IPR&D expense.

6.	Discontinued Operations

In September 2008, we sold our WEEMEA business to Meda AB, an international specialty pharmaceutical company located in Stockholm, Sweden (“Meda”). Meda acquired our operating subsidiaries in those markets, and the rights to all products and licenses marketed by us in those divested regions as of the divestiture date. Excluded from this transaction are our Central European operations, defined as the business in Poland, Hungary, the Czech Republic and Slovakia. Under the terms of the agreement, we received initial cash proceeds of $428.4 million, which was reduced by $11.8 million paid to Meda in January 2009, based upon the estimated levels of cash, indebtedness and working capital as of the closing date. We recorded a net gain on this sale of $158.9 million after

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deducting the carrying value of the net assets sold, transaction-related expenses and income taxes. During the year ended December 31, 2009, we recorded an additional gain on the sale of $0.7 million.

In January 2008, we sold our Infergen product rights to Three Rivers Pharmaceuticals, LLC. We received $70.8 million in 2008 as the initial payment for our Infergen product rights. We received an additional $5.7 million in 2009, with additional payments due of $13.5 million as of December 31, 2009. We recorded a net gain from this transaction of $39.4 million in 2008 after deducting the carrying value of the net assets sold from the proceeds received. In 2009, we reversed a contingent liability accrued in 2008, which did not meet the conditions for payment upon expiration of the payment criteria as of December 31, 2009.

As a result of these dispositions, the results of the WEEMEA business and the Infergen operations have been reflected as discontinued operations in our consolidated statements of operations for all periods presented. In addition, any cash flows related to these discontinued operations are presented separately in the consolidated statements of cash flows.

Summarized selected financial information for discontinued operations for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

WEEMEA Business:
Product sales	$—	$138,831	$182,719
Costs and expenses:
Cost of goods sold (excluding amortization)	—	58,444	75,034
Selling, general and administrative	—	66,862	79,044
Research and development costs, net	—	365	69
Restructuring, asset impairments, dispositions and acquisition-related costs	—	1,309	(4,499)
Amortization expense	—	14,372	15,582

Total costs and expenses	—	141,352	165,230

Other income (expense)	—	744	(347)

Income (loss) from discontinued operations before income taxes, WEEMEA	—	(1,777)	17,142
Infergen:
Product sales	—	1,000	32,085
Costs and expenses:
Cost of goods sold (excluding amortization)	—	2,007	24,897
Selling, general and administrative	—	624	27,295
Research and development costs, net	(8,697)	9,752	6,476
Amortization expense	—	—	4,950

Total costs and expenses	(8,697)	12,383	63,618

Income (loss) from discontinued operations, Infergen	8,697	(11,383)	(31,533)
Other discontinued operations:
Other income	477	1,559	—

Consolidated discontinued operations:
Income (loss) from discontinued operations before income taxes	9,174	(11,601)	(14,391)
Provision for income taxes	3,643	20,101	11,696

Income (loss) from discontinued operations	5,531	(31,702)	(26,087)
Disposal of discontinued operations, net	594	198,250	(709)

Income (loss) from discontinued operations, net	$6,125	$166,548	$(26,796)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2009	2008	2007

Income:
Numerator for basic and diluted earnings per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$257,616	$(207,375)	$6,608
Income (loss) from discontinued operations	6,125	166,548	(26,796)

Net income (loss) attributable to Valeant	$263,741	$(40,827)	$(20,188)

Shares:
Denominator for basic earnings per share attributable to Valeant:
Weighted shares outstanding	81,285	87,183	92,841
Vested stock equivalents (not issued)	496	297	188

Denominator for basic earnings per share attributable to Valeant	81,781	87,480	93,029
Denominator for diluted earnings per share attributable to Valeant:
Employee stock options	882	—	894
Other dilutive securities	1,307	—	53

Dilutive potential common shares	2,189	—	947

Denominator for diluted earnings per share attributable to Valeant	83,970	87,480	93,976

Basic income (loss) per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$3.15	$(2.37)	$0.07
Income (loss) from discontinued operations	0.07	1.90	(0.29)

Net income (loss) per share attributable to Valeant	$3.22	$(0.47)	$(0.22)

Diluted income (loss) per share attributable to Valeant:
Income (loss) from continuing operations attributable to Valeant	$3.07	$(2.37)	$0.07
Income (loss) from discontinued operations	0.07	1.90	(0.28)

Net income (loss) per share attributable to Valeant	$3.14	$(0.47)	$(0.21)

The 3.0% Notes and the 4.0% Notes, discussed in Note 10, allow us to settle any conversion by remitting to the note holder the principal amount of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in shares of our common stock. Only the conversion spread, which we intend to settle in stock, results in potential dilution in our earnings-per-share computations as the accreted value of the notes will be settled for cash upon the conversion. The calculation of diluted earnings per share was not affected by the conversion spread in the years ended December 31, 2009, 2008 and 2007.

For the year ended December 31, 2008, options to purchase 1,286,715 weighted-average shares of common stock were not included in the computation of earnings per share because we incurred a loss from continuing operations and the effect would have been anti-dilutive.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2009, 2008 and 2007, options to purchase 925,740, 6,506,317 and 8,989,578 weighted-average shares of common stock, respectively, were also not included in the computation of earnings per share because the exercise prices of the options were greater than the average market price of our common stock and, therefore, the effect would have been anti-dilutive. For the year ended December 31, 2009, 622,729 and 664,080 weighted average shares of common stock related to restricted stock units and warrants, respectively, were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

8.	Detail of Certain Accounts

The following tables present the details of certain amounts included in the consolidated balance sheet at December 31, 2009 and 2008:

	2009	2008

Accounts receivable, net:
Trade accounts receivable	$122,238	$93,796
Royalties receivable	20,138	21,774
Other receivables	33,398	33,038

	175,774	148,608
Allowance for doubtful accounts	(4,766)	(4,099)

	$171,008	$144,509

Inventories, net:
Raw materials and supplies	$27,880	$16,742
Work-in-process	11,013	8,506
Finished goods	78,435	61,641

	117,328	86,889
Allowance for inventory obsolescence	(11,428)	(13,917)

	$105,900	$72,972

Property, plant and equipment, net:
Land	$6,299	$1,160
Buildings	67,412	48,748
Machinery and equipment	119,030	93,516
Furniture and fixtures	22,226	19,131
Leasehold improvements	6,307	5,113

	221,274	167,668
Accumulated depreciation and amortization	(102,948)	(87,928)
Construction in progress	8,485	10,488

	$126,811	$90,228

Accrued Liabilities:
Accrued returns, rebates and allowances	$94,482	$66,005
GSK research and development cost offset	34,467	35,581
Payroll and related items	27,045	23,381
WEEMEA sale-related liabilities	14,908	27,575
Legal and professional fees	11,542	9,816
Accrued research and development costs	9,231	10,245
Interest	2,950	3,562
Accrued royalties payable	2,391	2,509
Dow acquisition payment obligations	—	41,595
Other	18,916	11,181

Total accrued liabilities	$215,932	$231,450

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008

Other Liabilities:
GSK research and development cost offset	$13,159	$52,297
Dow conditional purchase consideration	—	95,854
Other	17,036	27,229

Total other liabilities	$30,195	$175,380

At December 31, 2009, construction in progress primarily includes costs incurred in plant improvements, construction of manufacturing equipment and computer equipment. At December 31, 2008, construction in progress primarily includes costs incurred in plant improvements and construction of manufacturing equipment.

9.	Intangible Assets and Goodwill

The components of intangible assets at December 31, 2009 and 2008 were as follows:

	Weighted	December 31, 2009			December 31, 2008
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives (years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Product intangibles
Neurology	13	$278,944	$(174,744)	$104,200	$276,229	$(147,745)	$128,484
Dermatology	14	318,194	(84,875)	233,319	275,032	(54,906)	220,126
Other	11	97,077	(48,813)	48,264	72,956	(41,970)	30,986

Total product intangibles	13	694,215	(308,432)	385,783	624,217	(244,621)	379,596
Outlicensed technology	10	70,000	(7,854)	62,146	74,000	—	74,000
Customer relationships	7	17,285	(2,517)	14,768	8,242	(30)	8,212
Trade names	Indefinite	7,649	—	7,649	5,987	—	5,987

Total intangible assets		$789,149	$(318,803)	$470,346	$712,446	$(244,651)	$467,795

Future amortization of intangible assets at December 31, 2009 is scheduled as follows:

	Scheduled Future Amortization Expense
	2010	2011	2012	2013	2014	Thereafter	Total

Product intangibles
Neurology	$24,582	$18,994	$17,894	$16,838	$16,309	$9,583	$104,200
Dermatology	31,856	32,020	32,020	30,398	28,854	78,171	233,319
Other	6,264	6,801	6,692	6,522	8,008	13,977	48,264
Outlicensed technology	8,693	8,693	7,513	7,513	6,134	23,600	62,146
Customer relationships	4,086	3,364	2,641	1,919	1,197	1,561	14,768

Total	$75,481	$69,872	$66,760	$63,190	$60,502	$126,892	$462,697

Amortization expense was $70.6 million, $50.0 million and $56.0 million, of which $60.6 million, $43.8 million and $44.6 million related to amortization of acquired product intangibles in the years ended December 31, 2009, 2008 and 2007, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009, we acquired product rights to a number of branded generic products in Poland for aggregate consideration of $4.5 million, of which $1.6 million was cash consideration. In 2008, we acquired the rights to a number of branded generic products in Poland for aggregate consideration of $3.6 million, of which $2.6 million was cash consideration.

In October 2009, we entered into an agreement to acquire rights to certain dermatology products in Poland for a purchase price of approximately $18.0 million. Upon signing we paid $4.2 million, which is included in other assets at December 31, 2009, and the remaining balance will be paid upon closing in 2010.

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2009 and 2008, are as follows:

	Specialty	Branded Generics —	Branded Generics —
	Pharmaceuticals	Europe	Latin America	Total

Balance, December 31, 2007	$80,346	$—	$—	$80,346
Additions	38,391	—	—	38,391
Reductions(a)	(4,543)	—	—	(4,543)
Other(b)	440	—	—	440

Balance, December 31, 2008	114,634	—	—	114,634
Additions	76,914	8,995	9,240	95,149
Reductions(c)	(19,215)	—	—	(19,215)
Other(b)	3,272	1,413	97	4,782

Balance, December 31, 2009	$175,605	$10,408	$9,337	$195,350

(a)	Release of deferred tax asset valuation allowance established in purchase accounting for the 2005 acquisition of Xcel.

(b)	Primarily related to the effect of changes in foreign currency exchange rates.

(c)	Reversal of deferred tax liabilities recorded in the initial allocation of purchase price for the acquisitions of Coria and DermaTech.

10.	Debt and lease obligations

Senior Notes

In June 2009, we issued $365.0 million aggregate principal amount of senior notes (the “Senior Notes”), which bear a coupon interest rate of 8.375% and are due June 15, 2016. The Senior Notes were issued at a discounted price of 96.797%, resulting in an effective annual yield of 9.0%. Net proceeds were $346.0 million, after deducting the $11.7 million original issue discount and $7.3 million underwriters’ fees. Interest is payable in arrears semi-annually on each June 15 and December 15, commencing on December 15, 2009. We may redeem some or all of the Senior Notes on or after June 15, 2012 at fixed redemption prices as set forth in the indenture. In addition, prior to June 15, 2012, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the proceeds from certain equity offerings at a redemption price of 108.375% of the principal amount, plus accrued and unpaid interest, plus liquidated damages, if any, to the redemption date; provided that at least 65% of the aggregate principal amount of the Senior Notes remain outstanding immediately after such redemption.

The Senior Notes are guaranteed on a senior unsecured basis by each of our present and future U.S. subsidiaries that qualify as restricted subsidiaries under the indenture. If we experience a change of control, we may be required

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, plus liquidated damages, if any, to the redemption date. The indenture governing the Senior Notes contains covenants that will limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional debt; pay dividends or make other distributions; repurchase capital stock; repurchase subordinated debt and make certain investments; create liens; create restrictions on the payment of dividends and other amounts to us from restricted subsidiaries; sell assets or merge or consolidate with or into other companies; and engage in transactions with affiliates. As of December 31, 2009, we were in compliance with these covenants.

The Senior Notes were sold in accordance with Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation S of the Securities Act, and we are obligated, within 365 days after June 9, 2009, to file a registration statement with the SEC that will enable the holders of the Senior Notes to exchange them for publicly registered notes having substantially the same terms. In the event we do not file a registration statement within 365 days after June 9, 2009, we will be obligated to pay liquidated damages consisting of additional interest, up to a maximum additional interest rate of 1.0% per year. We have not recorded a liability for any potential additional interest as of December 31, 2009.

3.0% and 4.0% Convertible Subordinated Notes

In November 2003, we issued $240.0 million aggregate principal amount of 3.0% Convertible Subordinated Notes due 2010 (the “3.0% Notes”) and $240.0 million aggregate principal amount of 4.0% Convertible Subordinated Notes due 2013 (the “4.0% Notes”), which were issued as two series of notes under a single indenture. Interest on the 3.0% Notes is payable semi-annually on February 16 and August 16 of each year. Interest on the 4.0% Notes is payable semi-annually on May 15 and November 15 of each year. We have the right to redeem the 4.0% Notes, in whole or in part, at their principal amount on or after May 20, 2011. The 3.0% Notes and 4.0% Notes are convertible into our common stock at an initial conversion rate of 31.6336 shares per $1,000 principal amount of notes, subject to adjustment. Upon conversion, we will have the right to satisfy the conversion obligations by delivery, at our option in shares of our common stock, in cash or in a combination thereof. It is our intent to settle the principal amount of the 3.0% Notes and 4.0% Notes in cash. The 3.0% Notes and 4.0% Notes are subordinated unsecured obligations, ranking in right of payment behind our senior debt, if any.

ASC 470-20 requires the issuer of convertible debt instruments with cash settlement features to separately account for the liability and equity components of the convertible debt instruments in a manner that reflects the issuers borrowing rate at the date of issuance for a similar debt instrument without the conversion feature. ASC 470-20 requires bifurcation of a component of the convertible debt instruments, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense. Upon adoption of ASC 470-20, we were required to separately account for the debt and equity components of our 3.0% Notes and our 4.0% Notes.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unamortized discount for the 3.0% Notes and 4.0% Notes will be amortized through the debt maturity date of August 16, 2010 and November 15, 2013, respectively. The effective interest rate on the liability component of the 3.0% Notes and 4.0% Notes is 7.74% and 7.78%, respectively. Interest expense for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007

3.0% Notes:
Discount amortization	$4,406	$9,444	$8,896
Contractual coupon rate	$3,300	$7,075	$7,200
4.0% Notes:
Discount amortization	$6,148	$5,905	$5,471
Contractual coupon rate	$9,239	$9,600	$9,600

During the year ended December 31, 2009, we purchased an aggregate of $173.5 million principal amount of the 3.0% Notes and 4.0% Notes at a purchase price of $178.3 million, consisting of cash consideration aggregating $171.1 million and warrants (the “Warrants”) to purchase 1,769,265 shares of our common stock (the “Warrant Shares”) at an exercise price of $31.61 per share. The estimated fair value of the Warrants using the Black-Scholes pricing model was $7.2 million, which was recorded as permanent equity in our consolidated balance sheet. The Warrants are fully vested, are exercisable on a cashless basis only and expire on August 16, 2010. The number of Warrant Shares and the per share exercise price are subject to adjustment upon stock splits and combinations, certain dividends and distributions, rights offerings, tender offers and consolidations, mergers and sales or conveyances of all or substantially all of our assets made or effected by us.

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

In November 2008, we purchased $32.6 million aggregate principal amount of the 3.0% Notes at an aggregate purchase price of $29.0 million. The carrying amount of the 3.0% Notes purchased was $30.1 million and the estimated fair value of the Notes exclusive of the conversion feature was $28.2 million. The difference between the carrying amount and the estimated fair value was recognized as a gain of $1.9 million upon early extinguishment of debt. The difference between the estimated fair value of $28.2 million and the purchase price of $29.0 million was $0.8 million and was charged to additional capital.

A portion of the purchase price was attributable to accreted interest on the debt discount and deferred loan costs and is presented in the statement of cash flows as payments of accreted interest on long-term debt in cash flow from operating activities in continuing operations.

The conversion price is 31.6336 shares per $1,000 principal amount for the 3.0% Notes and the 4.0% Notes. The number of shares used to determine the aggregate consideration that will be delivered upon conversion was 1,545,807 shares for the 3.0% Notes and 7,116,295 shares for the 4.0% Notes as of December 31, 2009. The if-converted value of the 3.0% Notes and that of the 4.0% Notes exceeded their respective principal amount by $0.3 million and $1.3 million, respectively, as of December 31, 2009.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2009, corresponding to the partial redemption of the 3.0% Notes, we also effected a proportionate partial termination of the Convertible Note Hedge, reducing the number of shares covered by the Convertible Note Hedge by 4,780,913 shares. The partial termination of the Convertible Note Hedge resulted in a $0.8 million increase in additional capital. As of December 31, 2009, the number of shares covered by the Convertible Note Hedge was 7,872,527, the same number of shares underlying the conversion of the remaining balance of $48.9 million principal amount of the 3.0% Notes and $200.0 million principal amount of the 4.0% Notes.

Long-term debt and the equity component of the 3.0% Notes and the 4.0% Notes as of December 31, 2009 and 2008 are as follows:

	2009	2008

3.0% Notes	$48,866	$207,360
Unamortized discount	(1,248)	(13,548)

Net carrying value of 3.0% Notes	47,618	193,812
4.0% Notes	224,960	240,000
Unamortized discount	(27,953)	(36,179)

Net carrying value of 4.0% Notes	197,007	203,821
8.375% Senior Notes	365,000	—
Unamortized discount	(11,002)	—

Net carrying value of 8.375% Senior Notes	353,998	—
Other	1,966	1,169

	600,589	398,802
Less: current portion	(48,462)	(666)

Total long-term debt	$552,127	$398,136

Equity component of 3.0% Notes	$45,318	$57,190
Equity component of 4.0% Notes	$58,352	$62,167

The estimated fair value of our 3.0% Notes, 4.0% Notes and the Senior Notes, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $697.8 million and $409.4 million compared to its carrying value of $598.6 million and $397.6 million, and principal amount of $638.8 million and $447.4 million at December 31, 2009 and 2008, respectively.

7.0% Senior Notes

In December 2003, we issued $300.0 million aggregate principal amount of 7.0% Senior Notes due 2011 (the “7.0% Senior Notes”). We could, at our option, redeem some or all of the 7.0% Senior Notes at any time on or after December 15, 2007, at a redemption price of 103.50%, 101.75% and 100.00% of the principal amount during the twelve-month period beginning December 15, 2007, 2008 and 2009 and thereafter, respectively. In January 2004, we entered into an interest rate swap agreement with respect to $150.0 million in principal amount of the 7.0% Senior Notes. See Note 14 for a description of the interest rate swap agreement.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2008, we redeemed the 7.0% Senior Notes at an aggregate redemption price of $310.5 million. In connection with this redemption, we recorded a $14.9 million loss on early extinguishment of debt in 2008, including a redemption premium of $10.5 million, unamortized loan costs of $2.9 million and an interest rate swap agreement termination fee of $1.5 million.

Aggregate annual maturities of long-term debt are as follows:

2010	$49,710
2011	770
2012	348
2013	224,964
2014	—
Thereafter	365,000

Total	$640,792

We maintain no lines of credit in the U.S. and have short-term lines of credit of $0.5 million in the aggregate outside the U.S., under which there were no amounts outstanding at December 31, 2009. The lines of credit provide for short-term borrowings and bear interest at the bank’s rate of interest or a variable rate based upon WIBOR (Warsaw InterBank Offered Rate) or an equivalent index.

Leases

We lease certain administrative and laboratory facilities and certain automobiles under non-cancelable operating lease agreements that expire through 2021. Additionally, we lease certain automobiles and computer software under lease agreements that qualify as capital leases. The following table summarizes our lease commitments at December 31, 2009:

	Operating	Capital
	Leases	Leases

2010	$9,713	$920
2011	14,324	811
2012	3,145	359
2013	1,793	4
2014	832	—
Thereafter	3,362	—

Total	$33,169	2,094

Amounts representing interest		(128)

Amounts of lease obligations recorded as debt		$1,966

Rent expense related to operating lease agreements for the years ended December 31, 2009, 2008 and 2007 was $10.7 million, $7.9 million and $9.9 million, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The components of income (loss) from continuing operations before income taxes for each of the years ended December 31, 2009, 2008 and 2007 consist of the following:

	2009	2008	2007

Domestic	$70,567	$(282,258)	$(79,559)
Foreign	128,782	109,578	99,704

	$199,349	$(172,680)	$20,145

The income tax (benefit) provision from continuing operations for each of the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007

Current:
Federal	$8,656	$3,782	$(17,981)
State	3,512	216	397
Foreign	31,261	43,468	27,366

	43,429	47,466	9,782

Deferred:
Federal	(99,523)	(11,408)	168
State	(2,795)	(1,657)	28
Foreign	619	287	3,557

	(101,699)	(12,778)	3,753

	$(58,270)	$34,688	$13,535

Our effective tax rate from continuing operations differs from the applicable United States statutory federal income tax rate due to the following:

	2009	2008	2007

Statutory rate	35%	35%	35%
Foreign source income taxes at other effective rates	0%	4%	154%
Unremitted earnings	0%	−26%	0%
Tax credits	−3%	0%	0%
Change in valuation allowance	−51%	7%	−124%
Prepaid amortization	0%	−4%	0%
Net operating loss and uncertain tax positions	−11%	1%	0%
State tax and other, net	1%	1%	2%
Effect of IPR&D, not deductible for tax	0%	−38%	0%

Effective rate	−29%	−20%	67%

Our effective tax rate for the year ended December 31, 2009 was significantly affected by the release of the valuation allowance recorded against our net deferred tax assets, primarily related to our net operating losses, foreign credits and research and development credits in the United States. Additionally, as a result of releasing the valuation allowance on our net operating losses in 2009, we recorded a tax benefit against additional capital relating to deductions on our Convertible Note Hedge. Our effective tax rates for the years ended December 31, 2008 and

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007 were significantly affected by recording valuation allowances to recognize the uncertainty of realizing the benefits of net operating losses and credits in the United States and certain foreign locations. Additionally, our tax rate was impacted in 2008 by acquisition-related IPR&D expense totaling $186.3 million, which provided no tax benefits, and by the change in our position regarding unremitted earnings of foreign subsidiaries. Additionally, as a result of utilizing a portion of our net operating loss carryforward in 2008, we released a portion of our valuation allowance against additional capital relating to deductions for windfall stock options and the Convertible Note Hedge resulting in an increased income tax provision.

As of December 31, 2009, a valuation allowance of $4.4 million is recorded against state capital loss carryovers and certain foreign net operating losses that we determined more likely than not could not be utilized. Ultimate realization of the benefit of the California capital losses is dependent upon us generating sufficient capital gains in the United States prior to their expiration in 2010 as well as taxable income within certain foreign countries. We have determined it is more likely than not that we would not generate enough capital gains in the foreseeable future to utilize our existing state capital losses in the carryover period.

We continue to provide U.S. tax on the unremitted earnings of our foreign subsidiaries. As of December 31, 2009, all repatriated earnings from our foreign subsidiaries are being offset by U.S. operating losses and credits.

At December 31, 2009 a valuation allowance of $1.6 million had been recorded to offset U.S. deferred tax assets, related to state capital loss carryovers. During 2009 we determined that it was no longer necessary to record a valuation allowance against U.S. deferred tax assets other than certain state capital loss carryovers. Of the U.S. valuation allowance released, $4.9 million was recorded against additional capital and we finalized purchase accounting for certain tax attributes, resulting in a decrease of valuation allowance of $18.5 million and an equal increase in goodwill. In addition, $7.4 million of tax benefits resulting from the current year deduction for stock options and the convertible note hedge were recorded against additional capital.

Included in the consolidated accumulated deficit at December 31, 2008 is approximately $319.1 million of accumulated earnings of foreign operations that would be subject to U.S. income or foreign withholdings taxes, if and when repatriated. The associated foreign taxes on our foreign earnings could be available as a credit in the U.S. on such taxes.

As of December 31, 2007, we experienced a change in ownership as defined under Internal Revenue Code section 382 and as a result certain limitations apply on the utilization of net operating losses and credits. Additionally, our use of the tax attributes of Coria and Dow will be subject to similar limitations. We do not expect such limitations to have a material effect on the utilization of such net operating losses.

During 2009, the IRS examination of the U.S. income tax returns for the years ended December 31, 2005 and 2006 was resolved. As a result, the 2009 provision for income taxes was reduced by $1.0 million related to interest and penalties. In addition, the following accounts were affected; income taxes payable decreased $2.3 million, income tax liability for uncertain tax positions decreased $40.0 million and net deferred tax assets decreased $40.9 million.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The primary components of our net deferred tax asset at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
NOL and capital loss carryforwards	$51,326	$77,008
Inventory and other reserves	52,938	30,899
Tax credit carryforwards	47,703	47,309
Intangibles	50,708	42,485
Deferred gain	25,557	48,445
Other	15,396	28,567
Valuation allowance	(4,447)	(123,756)

Total deferred tax asset, net of valuation allowance	239,181	150,957
Deferred tax liabilities:
Loan discount, net of deferred loan costs	(14,197)	(18,936)
Fixed assets and other	(11,376)	(981)
Intangibles	(106,789)	(103,269)

Total deferred tax liability	(132,362)	(123,186)

Net deferred tax asset	$106,819	$27,771

At December 31, 2009, we had U.S. federal and state net operating losses of approximately $99.9 million and $208.7 million, respectively, which begin to expire in the year 2027 and 2015, respectively. We also had a state capital loss of $28.7 million that will begin to expire in 2010. We also had U.S. federal and state credits (including $119.4 million of foreign taxes relating to foreign unremitted earnings) of $160.5 million and $3.0 million that will begin to expire in 2015. Included in the $99.9 million federal net operating loss carryforward is approximately $5.4 million related to windfall benefits from non-qualified stock option exercises of which the entire amount will impact equity when realized. Such windfall benefits have been excluded from the recorded amount of deferred tax asset for net operating losses.

Tax benefits associated with the exercise of employee stock options and with the convertible note hedge (see Note 10) were not recognized in years prior to 2008 due to the provisions of accounting standards for share-based payments and the valuation allowance. These amounts were included in our net operating losses for tax reporting purposes. During 2009, $4.9 million of the valuation allowance was released with the associated tax benefit being credited to additional capital. The employee stock option deductions and convertible note hedge deductions generated in 2009 were utilized during the year with the tax impact being credited to additional capital. We currently apply the tax law ordering approach.

We adopted the guidance for accounting for uncertainty in income taxes on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007

Balance at January 1	$53,978	$131,558	$141,226
Increase due to current year tax positions	1,327	371	1,302
Increase due to prior year tax positions	2,761	—	10,786
Decrease due to prior year tax positions	(1,743)	(8,071)	—
Settlements	(35,643)	(69,880)	(21,521)
Lapse of statute of limitations	(1,764)	—	(235)

Balance at December 31	$18,916	$53,978	$131,558

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is approximately $15.4 million. We do not believe that it is reasonably possible that any unrecognized tax benefits will be settled within the next twelve months as a result of concluding various tax matters.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties included in income tax expense for the years ended December 31, 2009 and 2008 was a credit of $0.2 million and $8.2 million, respectively, due to the resolution of certain tax audits. As of December 31, 2009 and 2008, we had approximately $2.9 million and $4.9 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We are currently under audit by the IRS for the 2007 and 2008 tax years. During 2009, the IRS examination of the U.S. income tax returns for the years ended December 31, 2005 and 2006 was resolved. All years prior to 2007 are closed under the statute of limitations in the United States. In 2008, the IRS examination of the U.S. income tax returns for the years ended December 31, 2002 through 2004 was resolved. Our significant subsidiaries are open to tax examinations for years ending in 2002 and later.

12.	Pension and Postretirement Employee Benefit Plans

We operate a 401(k) defined contribution retirement plan for our employees in the United States. Under this plan employees are allowed to contribute up to 50% of their income and we match such contributions with 50% of the amount contributed up to 3% of salary. Our contributions to this defined contribution plan were $0.9 million, $1.0 million and $1.2 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Outside the United States certain groups of our employees are covered by defined benefit retirement and post-employment plans. We recognize the net over-funded or under-funded financial position of our defined benefit retirement plans in our balance sheet. The difference between the overall funded status of each plan and the amounts of assets and liabilities recorded in our financial statements is charged to accumulated other comprehensive income and represents pension costs and benefits that will be recorded in the income statement in future years under currently effective pension accounting rules.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of the activity in our defined benefit pension plans which have projected pension obligations in excess of plan assets for the years ended December 31, 2009 and 2008:

	2009	2008

Changes in benefit obligation:
Balance at beginning of the year	$4,387	$5,666
Service cost	505	567
Interest cost	347	399
Plan settlements and curtailments	(1,794)	(583)
Total benefits paid	(1,317)	(3,445)
Transfer in due to business acquisition	1,221	—
Actuarial (gains) losses	1,551	2,697
Currency exchange and other	139	(914)

Balance at end of the year	$5,039	$4,387

Changes in plan assets:
Balance at beginning of the year	$415	$638
Actual return on plan assets	14	32
Employer contributions	3,008	3,298
Plan settlements	(1,794)	—
Benefits paid from plan assets	(1,317)	(3,445)
Currency exchange and other	16	(108)

Balance at end of the year	$342	$415

Projected benefit obligations in excess of plan assets	$4,697	$3,972

Below is a summary of the activity in our defined benefit pension plans which have plan assets in excess of projected pension obligations for the years ended December 31, 2009 and 2008:

	2009	2008

Changes in benefit obligation:
Balance at beginning of the year	$3,454	$4,886
Interest cost	238	245
Total benefits paid	(584)	(175)
Actuarial losses (gains)	224	(668)
Currency exchange and other	542	(834)

Balance at end of the year	$3,874	$3,454

Changes in plan assets:
Balance at beginning of the year	$3,555	$5,400
Actual return on plan assets	502	(786)
Employer contributions	—	—
Benefits paid from plan assets	(584)	(175)
Currency exchange and other	561	(884)

Balance at end of the year	$4,034	$3,555

Plan assets in excess of projected benefit obligations	$160	$101

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average actuarial assumptions related to the determination of pension liabilities are as follows:

	2009	2008

Discount rate	7.87%	7.70%
Salary increase rate	4.50%	4.50%

The funded status of the defined benefit pension plans at December 31, 2009 and 2008 are as follows:

	2009	2008

Surplus on plans with assets in excess of obligations	$160	$101
Deficit on plans with obligations in excess of assets	(4,697)	(3,972)

Net surplus/(deficit)	$(4,537)	$(3,871)

At December 31, 2009 and 2008, the accumulated benefit obligations of our defined benefit pension plans totaled $8.4 million and $7.6 million, respectively, including $4.5 million and $4.1 million, respectively, for plans with accumulated benefit obligations in excess of plan assets.

Amounts recognized in our consolidated balance sheet and in accumulated other comprehensive income at December 31, 2009 and 2008 that are related to defined benefit pension plans are as follows:

	2009	2008

Amounts recognized in the consolidated balance sheets:
Non-current assets	$160	$101
Current liabilities	(322)	(232)
Non-current liabilities	(4,375)	(3,740)

Net amount recognized	$(4,537)	$(3,871)

Amounts recognized in accumulated other comprehensive income:
Transition obligation	$(3)	$(22)
Prior service cost	(172)	(185)
Net actuarial loss	(860)	(950)

Net amount recognized	$(1,035)	$(1,157)

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income during 2009 and 2008 are as follows:

	2009	2008

Balance at beginning of the year	$(1,157)	$(1,292)
Actuarial (losses)/gains	220	(300)
Effect of exchange rate changes and other	(98)	435

Balance at end of the year	$(1,035)	$(1,157)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension expense related to these plans in 2009, 2008 and 2007 included the following components:

	2009	2008	2007

Service cost	$505	$567	$785
Interest cost	586	644	506
Expected return on plan assets	(254)	(361)	(366)
Amortization of net transition obligation	19	25	24
Amortization of prior service cost	21	28	31
Amortization of net loss	97	65	83
Net settlement and curtailment costs	1,635	2,326	1,379

Net periodic benefit cost	$2,609	$3,294	$2,442

The weighted-average actuarial assumptions related to the determination of pension expense are as follows:

	2009	2008	2007

Discount rate	7.70%	6.91%	6.75%
Expected return on plan assets	6.74%	6.74%	6.87%
Salary increase rate	4.50%	4.50%	4.50%

The expected rate of return on plan assets is derived with the assistance of our investment advisors and is based on the asset allocation mix and historical returns, taking into account current and expected market conditions for mutual fund investments and based on the government yields for 10 year term bonds for investments in government bonds.

The objective of the pension plan investment policy is to grow assets in relation to liabilities, while managing the risk of a decrease in plan assets. The Canadian plan assets are invested in a specialized mutual fund with a diversified mix of Canadian, U.S. and Global equities, Canadian fixed income bonds and cash. The primary objective of the fund is to earn a reasonable rate of interest and dividend income, as well as moderate capital appreciation. The Mexican plan assets are invested in an investment fund consisting primarily of Mexican government bonds and cash with the objective of earning a reasonable rate of return while preserving capital and maintaining liquidity.

The fair value of pension plan assets at December 31, 2009, utilizing the fair value hierarchy discussed in Note 15, is as follows:

	Level 1	Level 2	Level 3

Mutual fund	$—	$4,034	$—
Non-U.S. government and corporate bonds	—	257	—
Cash and cash equivalents	85	—	—

The amounts of pension costs included in accumulated other comprehensive income which are expected to be recorded in income in 2010 are as follows:

Unrecognized net transition obligation	$(19)
Unrecognized prior service cost	(22)
Unrecognized net actuarial loss	(91)

Total	$(132)

We expect to contribute approximately $0.3 million to our defined benefit pension plans in 2010.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefits expected to be paid from our pension benefit plans in the years ending December 31 are as follows:

2010	$994
2011	964
2012	841
2013	908
2014	928
2015 — 2019	3,652

13.	Supplemental Cash Flow Disclosures

The following table sets forth the amounts of interest and income taxes paid related to continuing operations during 2009, 2008 and 2007:

	2009	2008	2007

Interest paid	$30,223	$28,516	$37,800

Accreted interest paid	$35,338	$6,115	$—

Income taxes paid	$33,298	$36,743	$57,199

During 2009, we issued 162,500 restricted shares of our common stock as part of the consideration in the acquisition of PFI (see Note 3).

14.	Derivatives and Hedging Activities

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

Interest Rate Swap Agreement:  In January 2004, we entered into an interest rate swap agreement with respect to $150.0 million principal amount of the 7.0% Senior Notes (the “Interest Rate Swap”), with the objective of initially lowering our effective interest rate by exchanging fixed rate payments for floating rate payments. The Interest Rate Swap was designated as a fair value hedge and was deemed perfectly effective. The Interest Rate Swap was terminated in July 2008 in connection with the redemption of the 7.0% Senior Notes (see Note 10).

In connection with our April 2009 acquisition of Emo-Farm, we acquired an interest rate swap with a notional amount of 7.5 million Polish Zloty (approximately $2.3 million). This interest rate swap was terminated in August 2009.

Foreign Currency Hedge Transactions:  Our significant foreign currency exposure relates to the Polish Zloty, the Mexican Peso, the Australian Dollar, and the Canadian Dollar in 2009. We utilize cash flow, fair value and net investment hedges to reduce our exposure to foreign currency risk. We have chosen not to seek hedge accounting treatment for certain undesignated cash flow hedges as these contracts are short term (typically less than 30 days in duration) and offset matching intercompany exposures in selected Valeant subsidiaries. During 2008 and 2009, we entered into various forward currency contracts to a) reduce our exposure to forecasted 2008 and 2009 Euro and Japanese Yen denominated royalty revenue, b) hedge our net investment in our Polish and Brazilian subsidiaries, c) reduce our exposure to various currencies as a result of repetitive short-term intercompany investments and

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations and d) reduce our Canadian subsidiary’s exposure to its investment in U.S. Dollar denominated securities. In the aggregate, as a result of all of these activities, an unrealized gain of $0.2 million was recorded in the financial statements at December 31, 2009.

A more detailed description of these activities follows:

Beginning in March 2004, we entered into a series of forward contracts to reduce exposure to variability in the Euro compared to the U.S. Dollar (the “Cash Flow Hedges”). The Cash Flow Hedges cover the Euro and Japanese Yen denominated royalty payments on forecasted Euro and Japanese Yen royalty revenue. The Cash Flow Hedges were designated as cash flow hedges and were consistent with our risk management policy, which allows for the hedging of risk associated with fluctuations in foreign currency for anticipated future transactions. The Cash Flow Hedges were determined to be fully effective as a hedge in reducing the risk of the underlying transactions. We recorded losses of $1.2 million related to the Cash Flow Hedges in earnings for the year ended December 31, 2008. There are no Cash Flow Hedges outstanding at December 31, 2009 or 2008.

Polish Zloty contracts are utilized to hedge currency exposure (the “Poland Net Investment Hedge”). The Poland Net Investment Hedge has been determined to be fully effective in reducing the risk of currency rate fluctuations with the Polish Zloty.

Various currency contracts are utilized to hedge currency exposure between intercompany flows denominated in foreign currencies. We have chosen not to seek hedge accounting treatment as these contracts are short term (less than 30 days in duration) and offset matching intercompany exposures in selected Valeant subsidiaries.

Brazilian Real contracts are utilized to hedge currency exposure in our Brazilian subsidiary (the “Brazil Hedge”). We have chosen not to seek hedge accounting treatment for the Brazil Hedge as any gain or loss on these contracts offset closely any gain or loss on matching intercompany exposures in our Brazil subsidiary.

At December 31, 2009 and 2008, there were no outstanding Canadian Dollar contracts utilized to hedge currency exposure for our Canadian subsidiary. Contracts outstanding during 2008 had related to an investment denominated in U.S. Dollars (the “Fair Value Hedge”). The Fair Value Hedge was determined to be fully effective in reducing the risk of currency rate fluctuations with the Canadian Dollar.

The table below summarizes the fair value and balance sheet location of our outstanding derivatives at December 31, 2009 and 2008:

	As of December 31, 2009
		Asset Derivatives		Liability Derivatives
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
Description	Amount	Location	Value	Location	Value

Undesignated hedges	$29,721	Other assets	$330	Accrued liabilities	$(334)
Net investment derivative contracts	24,640	Other assets	231	—	—

	As of December 31, 2008
		Asset Derivatives		Liability Derivatives
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
Description	Amount	Location	Value	Location	Value

Undesignated hedges	$3,916	Other assets	$192	Accrued liabilities	$(35)
Net investment derivative contracts	18,779	Other assets	13	—	—

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary is set out below of the accounting treatment for our undesignated, net investment, cash flow and fair value hedges and interest rate swaps:

•	Changes in the fair value of undesignated hedges are recorded in earnings in the period of the change.

•	Changes in the fair value of a derivative that is designated and qualifies as a net investment hedge are recorded as translation adjustment in accumulated other comprehensive income.

•	Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income and then recognized in earnings when the hedged items affect earnings.

•	Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge are recorded in exchange gain or loss in the period of the change.

•	Changes in the fair value of the interest rate swap are recorded as interest expense in the period of the change.

The table below summarizes the information related to changes in the fair value of our derivative instruments for the year ended December 31, 2009:

		Net	Cash
		Investment	Flow
	Undesignated	Derivative	Derivative
Description	Hedges	Contracts	Contracts

Loss recognized in currency translation adjustment in other comprehensive income	$—	$(2,192)	$—
Loss recognized in royalty income	—	—	(37)
Loss recognized in exchange gain / loss	(5,184)	—	—

See Note 15 for additional information about the fair value of our derivative instruments.

15.	Fair Value Measurements

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and 2008:

	Assets (Liabilities)
	2009			2008
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Available-for-sale securities	$—	$—	$—	$6,646	$—	$—
Undesignated hedges	—	(4)	—	—	157	—
Net investment derivative contracts	—	231	—	—	13	—

Available-for-sale securities are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy. Available-for-sale securities as of December 31, 2008, consist of corporate bonds classified as marketable securities and an investment in a publicly traded investment fund, which is included in other assets, carried at fair value of $3.3 million each. During the first quarter of 2009 and the year ended December 31, 2008, we recorded $1.5 million and $4.8 million, respectively, in charges for the other-than-temporary impairment of the investment fund due to sustained declines in the value of the fund. As of December 31, 2009, this investment was sold and we recorded a net gain on sale of $0.2 million in the year ended December 31, 2009.

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

16.	Concentrations of Credit Risk

We are exposed to concentrations of credit risk related to our cash deposits and marketable securities. We place our cash and cash equivalents with respected financial institutions. Our cash and cash equivalents and marketable securities totaled $81.9 million and $218.8 million at December 31, 2009 and 2008, respectively, and consisted of time deposits, commercial paper and money market funds through less than ten major financial institutions.

Other financial instruments that potentially subject us to credit risk principally consist of royalties receivable from Schering-Plough and trade receivables. Royalties receivable from Schering-Plough totaled $8.9 million and $16.4 million at December 31, 2009 and 2008, respectively. Concentrations of credit risk from trade receivables are limited due to the number of customers comprising our customer base, and their dispersion across geographic areas. At December 31, 2009, accounts receivable balances from two major customers were $19.7 million and $15.4 million, representing 16% and 13%, respectively, of trade receivables, net. At December 31, 2008, the accounts receivable balances from two major customers were $20.7 million and $13.2 million, representing 22% and 14%, respectively, of trade receivables, net. Ongoing credit evaluations of customers’ financial condition are performed and, generally, no collateral is required. We maintain reserves for potential credit losses and such losses, in the aggregate, have not exceeded management’s estimates.

17.	Stock and Stock Incentive Programs

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended December 31, 2009, we purchased $173.5 million aggregate principal amount of our 3.0% Notes and 4.0% Notes for $178.3 million, consisting of cash consideration aggregating $171.1 million and warrants to purchase 1,769,265 shares of our common stock at an exercise price of $31.61 per share (see Note 10). In total, we have purchased $206.1 million aggregate principal amount of our 3.0% Notes and 4.0% Notes at a purchase price of $207.3 million as of December 31, 2009, including cash and warrants. During the year ended December 31, 2009, we purchased 6,949,932 shares of our common stock for a total of $202.4 million. As of December 31, 2009, we have repurchased an aggregate 7,248,893 shares of our common stock for $208.5 million under this program.

Equity Incentive Plan:  In May 2006, our stockholders approved our 2006 Equity Incentive Plan (the “Incentive Plan”), which is an amendment and restatement of our 2003 Equity Incentive Plan. The number of shares of common stock authorized for issuance under the Incentive Plan was 22,304,000 in the aggregate. At December 31, 2009, 6,892,000 shares remain available for grant. The Incentive Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and stock bonuses to our key employees, officers, directors, consultants and advisors. We issue new shares for stock option exercises and restricted stock grants. Options granted under the Incentive Plan must have an exercise price that is not less than 100% of the fair market value of the common stock on the date of grant and a term not exceeding 10 years. Under the Incentive Plan, other than with respect to options and stock appreciation rights awards, shares may be issued as awards for which a participant pays less than the fair market value of the common stock on the date of grant. Generally, options vest ratably over a four-year period from the date of grant.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth information relating to the Incentive Plan (in thousands, except per share data):

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Shares under option, January 1, 2007	13,351	$18.28
Granted	1,094	$15.12
Exercised	(1,241)	$11.63
Canceled	(2,312)	$21.11

Shares under option, December 31, 2007	10,892	$18.13
Granted	1,354	$13.12
Exercised	(3,323)	$13.55
Canceled	(2,679)	$20.27

Shares under option, December 31, 2008	6,244	$18.57
Granted	883	$29.61
Exercised	(2,072)	$19.36
Canceled	(220)	$19.71

Shares under option, December 31, 2009	4,835	$20.20

Exercisable at December 31, 2007	7,846	$18.26

Exercisable at December 31, 2008	4,381	$20.45

Exercisable at December 31, 2009	2,792	$19.98

Awards available for grant at December 31, 2007	5,004

Awards available for grant at December 31, 2008	10,112

Awards available for grant at December 31, 2009	6,892

The schedule below reflects the number of outstanding and exercisable options as of December 31, 2009 (in thousands, except per share and life data):

	Outstanding		Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number	Exercise	Number	Exercise	Remaining
Range of Exercise Prices	of Shares	Price	of Shares	Price	Life (years)

$ 8.12 - $15.47	1,636	$12.86	660	$12.95	7.33
$15.73 - $23.92	1,924	$20.08	1,389	$20.72	5.09
$24.42 - $37.41	1,275	$29.78	743	$24.82	4.48

	4,835		2,792

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of options granted in 2009, 2008 and 2007 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2009	2008	2007

Average life of option (years)	5.2	5.7	5.7
Stock price volatility	37% - 39%	36% - 39%	35% - 37%
Expected dividend per share	$0.00	$0.00	$0.00
Risk-free interest rate	1.82 - 2.84%	3.23 - 3.91%	4.15 - 4.76%
Weighted-average fair value of options	$9.18	$5.28	$6.21

The aggregate intrinsic value of the stock options that are outstanding and exercisable at December 31, 2009 was $58.9 million and $33.0 million, respectively. The weighted-average life of options outstanding and exercisable at December 31, 2009 is 5.7 and 4.0 years, respectively. During the years ended December 31, 2009, 2008 and 2007, stock options with an aggregate intrinsic value of $10.0 million, $18.4 million and $7.2 million, respectively, were exercised. Intrinsic value is the “in the money” valuation of the options or the difference between market and exercise prices. The fair value of options that vested in the years ended December 31, 2009, 2008 and 2007, as determined using the Black-Scholes valuation model, was $3.6 million, $12.7 million and $14.4 million, respectively.

The variables used in our share-based compensation expense calculations include our estimation of the forfeiture rate related to share-based payments. In 2006, 2007 and continuing into 2008, we experienced significant turnover at both the executive and management levels, which affected our actual forfeiture rate. We increased the estimated forfeiture rate on stock options in the three months ended December 31, 2007 from 5% to 35%. As described in Note 1, during 2008, we recorded a correction to adjust our historical estimated forfeiture rate for actual forfeitures which took place in 2006 and 2007. The correction recorded in 2008 resulted in a $3.7 million decrease in stock compensation expense comprising a $0.7 million reduction in cost of goods sold, a $1.7 million reduction in selling, general and administrative expenses, a $1.2 million reduction in research and development expenses and a $0.1 increase in income from discontinued operations. The estimated forfeiture rate for our CEO is zero.

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

Restricted Stock Units:  During 2009, 2008 and 2007, we granted certain executives of the company performance based restricted stock units which vest based upon both service and certain stock price appreciation conditions. During 2009, 2008 and 2007, we granted certain executives and employees of the company time-vested restricted stock units which vest based upon service conditions. During 2008, we granted certain executives and employees of the company restricted stock units which vest based upon both service conditions and either the achievement of certain stock price appreciation conditions or the achievement of certain strategic initiatives. The key assumptions used in determining the fair value of restricted stock units include: stock price volatility of 37% — 39% and risk-free interest rates of 1.82% — 2.29%.

On November 30, 2009, a restricted stock unit award was modified in connection with an amendment to our CEO’s employment agreement. As a result, 407,498 restricted stock units vested.

In 2009 and 2008, certain of our employees who purchased shares of our common stock were granted restricted stock units to match the number of shares purchased, up to a maximum aggregate number of restricted stock units based upon a proportion of their salary. These restricted stock units vest equally in each of the four years following the date of grant, provided the employee remains employed by us on the vesting date.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to May 12, 2009, non-employee members of our board of directors received compensation in the form of restricted stock units, cash retainers and meeting fees for each meeting they attended during the year. Beginning May 12, 2009, non-employee members of our board of directors receive an annual fee, paid quarterly, which may be paid 100% in cash, 50% in cash and 50% in restricted stock units or 100% in restricted stock units, as elected by the director. During 2009, 2008 and 2007, we granted our non-employee directors 68,339, 63,518 and 63,132 restricted stock units, respectively. The restricted stock units granted to non-employee directors in these periods had a fair value of $1.4 million, $1.0 million and $1.0 million, respectively. Each restricted stock unit granted to non-employee directors vests over one year or less, is entitled to dividend equivalent shares and is exchanged for a share of our common stock one year after the director ceases to serve as a member of our Board.

As of December 31, 2009 and December 31, 2008, there were 2,579,871 and 1,939,603 restricted stock units outstanding, respectively. A total of 3,790,159 shares could be issued if all performance and service conditions were met. The following table sets forth information relating to our restricted stock unit awards during the years ended December 31, 2009, 2008 and 2007 (in thousands, except per share data):

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value

Nonvested awards at January 1, 2007	113	$17.34
Granted	679	$14.01
Vested	(55)	$16.37
Forfeited	(59)	$14.71

Nonvested awards at December 31, 2007	678	$14.31
Granted	1,665	$14.54
Vested	(333)	$15.24
Forfeited	(285)	$15.03

Nonvested awards at December 31, 2008	1,725	$15.31
Granted	1,114	$26.33
Vested	(811)	$13.31
Forfeited	(87)	$17.84

Nonvested awards at December 31, 2009	1,941	$20.40

2003 Employee Stock Purchase Plan:  The Valeant Pharmaceuticals International 2003 Employee Stock Purchase Plan (the “2003 ESPP”) provided eligible employees with an opportunity to purchase common stock at a price equal to 85% of the lesser of the fair market value of common stock at the beginning or end of each semi-annual stock purchase period. Under the 2003 ESPP, shares were issued each May 10 and November 10. There were 7,000,000 shares of common stock initially reserved for issuance under the 2003 ESPP, plus an annual increase on the first day of our fiscal year, commencing on January 1, 2005. The 2003 ESPP was terminated effective November 11, 2008. During the years ended December 31, 2008 and 2007, 73,503 and 78,267 shares of common stock were issued for proceeds of $0.8 million and $0.9 million, respectively.

2009 Stock Purchase Plan:  Effective July 1, 2009, eligible employees may purchase common stock under the 2009 Stock Purchase Plan (the “2009 SPP”) at a price equal to the fair market value of our common stock on the purchase date. Shares are purchased on the 10th trading day of each January, April, July and October beginning October 2009. There are 1,200,000 shares of our common stock reserved for issuance under the 2009 SPP. Employees receive restricted stock units (“Matching Units”) equal to 50% of the number of shares of common stock purchased on each purchase date. During the year ended December 31, 2009, 2,816 shares of common stock were

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued for proceeds of $0.1 million. The Matching Units vest on the third anniversary of the date the Matching Units are granted. During the year ended December 31, 2009, 1,391 Matching Units were granted.

A summary of stock compensation expense in continuing operations for our stock incentive plans is presented below:

	2009	2008	2007

Employee stock options	$4,617	$(2,364)	$10,211
Employee stock purchase plan	—	182	224
Phantom and restricted stock units	11,504	7,246	1,984

Total stock-based compensation expense	$16,121	$5,064	$12,419

Stock compensation expense in continuing operations was charged to the following accounts:

	2009	2008	2007

Cost of goods sold	$132	$(859)	$555
Selling, general and administrative	15,705	6,545	11,087
Research and development costs	284	(622)	777

Total stock-based compensation expense	$16,121	$5,064	$12,419

In addition to the above amounts we recorded stock compensation expense in discontinued operations related to employee stock options of $(0.8) million and $1.0 million, in 2008 and 2007, respectively.

Future stock compensation expense for restricted stock units and stock option incentive awards outstanding at December 31, 2009 is as follows:

2010	$16,529
2011	9,269
2012	4,871
2013	2,401
Thereafter	467

$33,537

Dividends:  We did not declare and did not pay dividends in 2009, 2008 or 2007.

18.	Business Segments

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

Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Schering-Plough, revenue from Mylan pursuant to an agreement with Dow, and revenues associated with the Collaboration Agreement with GSK. We also generate alliance revenue and service revenue from the development of dermatological products from our Dow subsidiary, as well as payments received from licensing of certain other products (see Note 20).

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth the amounts of segment revenues, operating income, non-cash charges and capital expenditures for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Revenues
Specialty pharmaceuticals product sales	$403,865	$303,723	$326,682
Specialty pharmaceuticals service and alliance revenue(1)	73,028	4,374	19,200
Branded generics — Europe product sales	151,650	152,804	125,070
Branded generics — Latin America product sales	155,246	136,638	151,299
Alliances (ribavirin royalties only)	46,672	59,438	67,252

Consolidated revenues	$830,461	$656,977	$689,503

Operating Income (Loss)
Specialty pharmaceuticals	$165,920	$3,778	$14,846
Branded generics — Europe	37,650	45,262	41,908
Branded generics — Latin America	55,300	25,751	36,218

	258,870	74,791	92,972
Alliances	46,672	59,438	67,252
Corporate	(56,290)	(60,127)	(74,724)

Subtotal	249,252	74,102	85,500
Special charges and credits including acquired in-process research and development	(6,351)	(186,300)	—
Restructuring, asset impairments, dispositions and acquisition-related costs	(10,068)	(21,295)	(27,675)

Consolidated segment operating income (loss)	232,833	(133,493)	57,825
Interest income	4,321	17,129	17,584
Interest expense	(43,571)	(45,385)	(56,923)
Gain (loss) on early extinguishment of debt	7,221	(12,994)	—
Other income (expense), net including translation and exchange	(1,455)	2,063	1,659

Income (loss) from continuing operations before income taxes	$199,349	$(172,680)	$20,145

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2009	2008	2007

Depreciation and Amortization
Specialty pharmaceuticals	$66,983	$45,747	$53,377
Branded generics — Europe	9,593	9,985	7,737
Branded generics — Latin America	6,327	7,224	6,865

	82,903	62,956	67,979
Corporate	3,478	3,524	3,655

Total	$86,381	$66,480	$71,634

Capital Expenditures
Specialty pharmaceuticals	$7,183	$5,288	$4,649
Branded generics — Europe	7,592	7,063	12,080
Branded generics — Latin America	2,938	4,085	10,391

	17,713	16,436	27,120
Corporate	2,334	139	2,020

Total	$20,047	$16,575	$29,140

(1)	Specialty pharmaceuticals service and alliance revenue consists of:

	2009	2008	2007

Service revenue	$22,389	$—	$—
1% clindamycin and 5% benzoyl peroxide gel (IDP-111) profit share	18,073	—	—
Other royalties	11,230	—	—
License payments	6,817	—	19,200
GSK Collaboration	14,519	4,374	—

Total specialty pharmaceuticals services and alliance revenue	$73,028	$4,374	$19,200

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

The following table sets forth net revenues by geographic area for the years ended December 31, 2009, 2008 and 2007. Revenues are classified based on geographic location of the customers, or for certain exported products and license revenue, by country of domicile.

	2009	2008	2007

Revenues
U.S.	$357,745	$223,773	$243,969
Mexico	121,413	104,531	119,131
Poland	116,381	113,431	92,001
Other	234,922	215,242	234,402

Total	$830,461	$656,977	$689,503

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales to McKesson Corporation and its affiliates in the U.S., Canada and Mexico for the years ended December 31, 2009, 2008 and 2007 were 21%, 24% and 24%, respectively, of our total consolidated product net sales. Sales to Cardinal Healthcare in the U.S. for the years ended December 31, 2009, 2008 and 2007 were 14%, 17% and 12%, respectively, of our total consolidated product net sales. No other country, or single customer, generated over 10% of our total product net sales.

The following table sets forth total assets by segment as of December 31, 2009 and 2008:

	2009	2008

Total Assets
Specialty pharmaceuticals	$699,354	$692,734
Branded generics — Europe	184,862	219,234
Branded generics — Latin America	161,372	103,573
Alliances	8,905	16,436
Corporate	250,986	153,955

Total	$1,305,479	$1,185,932

Geographic information for long-lived assets, which is based upon the physical location of the assets is as follows as of December 31, 2009 and 2008:

	2009	2008

Long-lived Assets
Poland	$56,225	$47,720
Mexico	36,845	14,923
Canada	14,386	7,887
U.S.	10,459	12,820
Other	8,896	6,878

Total	$126,811	$90,228

19.	License Agreements

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

In November 2000, we entered into an agreement that provides Schering-Plough with certain rights to license various products we may develop (the “2000 Agreement”). Under the terms of the 2000 Agreement, Schering-Plough has the option to exclusively license on a worldwide basis up to three compounds that we may develop for the treatment of hepatitis C on terms specified in the agreement. The option does not apply to taribavirin. The option is exercisable as to a particular compound at any time prior to the start of Phase II clinical studies for that compound. Once it exercises the option with respect to a compound, Schering-Plough is required to take over all developmental costs and responsibility for regulatory approval for that compound. Under the agreement, we would receive royalty revenues based on the sales of licensed products.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the 2000 Agreement, we also granted Schering-Plough and an affiliate rights of first/last refusal to license compounds relating to the treatment of infectious disease (other than hepatitis C) or cancer or other oncology indications as well as rights of first/last refusal with respect to taribavirin (collectively, the “Refusal Rights”). Under the terms of the Refusal Rights, if we intend to offer a license or other rights with respect to any of these compounds to a third party, we are required to notify Schering-Plough. At Schering-Plough’s request, we are required to first negotiate in good faith with Schering-Plough on an exclusive basis the terms of a mutually acceptable exclusive worldwide license or other form of agreement on commercial terms to be mutually agreed upon. If we cannot reach an agreement with Schering-Plough, we are permitted to negotiate a license agreement or other arrangement with a third party. Prior to entering into any final arrangement with the third party, we are required to offer substantially similar terms to Schering-Plough, which terms Schering-Plough has the right to match.

If Schering-Plough does not exercise its option or Refusal Rights as to a particular compound, we may continue to develop that compound or license that compound to other third parties. The 2000 Agreement will terminate the later of 12 years from the date of the agreement or the termination of the 1995 License Agreement with Schering-Plough. The 2000 Agreement was entered into as part of the resolution of claims asserted by Schering-Plough against us, including claims regarding our alleged improper hiring of former Schering-Plough research and development personnel and claims that we were not permitted to conduct hepatitis C research.

We entered into a licensing agreement effective in January 2007, with Schering Corporation for the assignment and license of development and commercialization rights to pradefovir, which we licensed from Metabasis Therapeutics, Inc. (“Metabasis”). Schering-Plough’s license of these rights from us was negotiated pursuant to the 2000 Agreement. Schering-Plough returned these rights to Metabasis in September 2007 after the results of a long-term preclinical study were released.

In May 2009, we entered into an exclusive option agreement with Schering Corporation and Schering-Plough (together “SP”) for taribavirin in Japan. Under the terms of the option agreement, we granted SP an option to enter into an exclusive license agreement for the development and commercialization of taribavirin in Japan. In exchange for the exclusive option, SP agreed to waive and release its right of last refusal on taribavirin under the 2000 Agreement. Upon exercising the option and entering into the exclusive license agreement, SP would provide us with a $2.0 million upfront payment and pay mid-single digit royalties on net sales of taribavirin in Japan.

Dow has entered into license agreements with third parties for patent protected formulations developed by Dow. We receive royalties under the terms of these license agreements beginning in January 2009.

In June 2009, we entered into an exclusive license agreement with Endo Pharmaceuticals Inc. that grants us an exclusive license to develop and commercialize Opana and Opana ER in Canada, Australia and New Zealand (the “Opana Territory”). Regulatory approval must be received prior to any sale of the licensed products. Under the terms of the license agreement, we will pay royalties ranging from 10% to 20% of net sales, as well as milestone payments upon achievement of certain sales levels of licensed products in the Opana Territory.

In September 2009, we entered into license agreements with Meda, granting Meda the right to sell Cesamet in the U.S. and two dermatology products in Europe. Under the terms of the license agreements, we will receive royalties on the net sale of these products in the respective territories.

20.	Alliance Revenue

Alliance revenue includes the royalties received from the sale of ribavirin, licensing payments received and revenues associated with the Collaboration Agreement with GSK. Beginning in January 2009, we earn royalty income from patent protected formulations developed by Dow and licensed to third parties. In 2009, we received $6.8 million in initial fees pursuant to licensing agreements for various products. Beginning in the third quarter of 2009, we receive profit sharing payments equal to a majority portion of the net profits on the sale of 1% clindamycin and 5% benzoyl peroxide gel by Mylan. We will also receive future royalty payments on Meda’s net sales of two

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dermatology products in Europe pursuant to license agreements entered into with Meda. We received a licensing payment of $19.2 million in 2007 from Schering-Plough as a payment for the licensing of pradefovir.

The following table provides the details of our alliance revenue in 2009, 2008 and 2007:

	2009	2008	2007

Ribavirin royalty	$46,672	$59,438	$67,252
1% clindamycin and 5% benzoyl peroxide gel (IDP-111) profit share	18,073	—	—
Other royalties	11,230	—	—
License payments	6,817	—	19,200
GSK Collaboration	14,519	4,374	—

Total alliance revenue	$97,311	$63,812	$86,452

21.	Commitments and Contingencies

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

Permax Product Liability Cases:  On August 27, 2008, we were served complaints in six separate cases by plaintiffs Prentiss and Carol Harvey; Robert and Barbara Branson; Dan and Mary Ellen Leach; Eugene and Bertha Nelson; Beverly Polin; and Ira and Michael Price against Eli Lilly and Company and Valeant Pharmaceuticals International in Superior Court, Orange County, California (the “California Permax Actions”). The California Actions were consolidated under the heading of Branson v. Eli Lilly and Company, et al. On September 15, 2008, we were served a complaint in a case captioned Linda R. O’Brien v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Teva Pharmaceutical Industries, Ltd., Par Pharmaceutical Companies, Inc., and Ivax Corporation in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida. On March 24, 2009, we were named as a defendant in the following cases: Richard Andrew Baker v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Par Pharmaceutical Companies, Inc., Pfizer, Inc. and Pharmacia Corporation in the United States District Court for the Northern District of Ohio, Eastern Division; Edwin Elling v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc. and Athena Neurosciences, Inc. in the United Stated District Court for the Northern District of Texas, Ft. Worth Division; and Judith LaVois v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc. and Teva Pharmaceuticals USA, Inc. in the United States District Court for the Southern District of Texas, Houston Division. On March 25, 2009, we were named as a defendant in a case captioned Penny M. Hagerman v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals, Inc., Elan Pharmaceuticals, Inc., and Athena Neurosciences, Inc. in the United States District Court for the District of Colorado. Eli Lilly, initial holder of the right granted by the FDA to market and sell Permax in the United

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

States, which right was licensed to Amarin and assigned to Valeant, and the source of the manufactured product, has also been named in the suits. On January 15, 2010, we reached an agreement in principle with plaintiffs to settle the O’Brien, Baker, Elling, LaVois and Hagerman matters. We are currently finalizing those settlements. We are in the process of defending the California Permax Actions. In addition to the lawsuits described above, we have received, and from time to time receive, communications from third parties relating to potential claims that may be asserted with respect to Permax.

Eli Lilly:  On January 12, 2009, we were served a complaint in an action captioned Eli Lilly and Company v. Valeant Pharmaceuticals International, Case No. 1:08-cv-1720-SEB-TAB in the U.S. District Court for the Southern District of Indiana, Indianapolis Division (the “Lilly Action”). In the Lilly Action, Lilly brings a claim for breach of contract and seeks a declaratory judgment arising out of a February 25, 2004 letter agreement between and among Lilly, Valeant and Amarin Corporation, plc related to cost-sharing for product liability claims related to the pharmaceutical Permax. On March 2, 2009, we filed counterclaims against Lilly for declaratory judgment and indemnification. On August 24, 2009, Lilly filed a motion for partial summary judgment. The Court has ordered that Valeant is entitled to take additional discovery related to Lilly’s motion for partial summary judgment prior to responding. We are in the process of defending the Lilly Action, and discovery is ongoing.

Spear Pharmaceuticals, Inc.:  On December 17, 2007, Spear Pharmaceuticals, Inc. and Spear Dermatology Products, Inc. filed a complaint in federal court for the District of Delaware, Case No. 07-821 (the “Delaware Action”), against Valeant and investment firm William Blair & Company, LLC. Plaintiffs allege that while William Blair was engaged in connection with the possible sale of plaintiffs’ generic tretinoin business, plaintiffs disclosed to William Blair the development of generic Efudex in their product pipeline. Plaintiffs further allege that William Blair, while under confidentiality obligations to plaintiffs, shared such information with Valeant and that Valeant then filed a Citizen Petition with the FDA requesting that any abbreviated new drug application for generic Efudex include a study on superficial basal cell carcinoma. Arguing that Valeant’s Citizen Petition caused the FDA to delay approval of their generic Efudex, plaintiffs seek damages for Valeant’s alleged breach of contract, trade secret misappropriation and unjust enrichment, in addition to other causes of action against William Blair.

On April 11, 2008, the FDA approved an Abbreviated New Drug Application (“ANDA”) for a 5% fluorouracil cream sponsored by Spear Pharmaceuticals. On April 11, 2008, the FDA also responded to our Citizen Petition that was filed on December 21, 2004 and denied our request that the FDA refrain from approving any ANDA for a generic version of Efudex unless the application contains data from an adequately designed comparative clinical study conducted in patients with superficial basal cell carcinoma. On April 25, 2008, Valeant filed an application for a temporary restraining order (“TRO”) against Michael O. Leavitt and Andrew C. Von Eschenbach, in their official capacities at the FDA, in the United States District Court for the Central District of California (the “California Action”), seeking to suspend the FDA’s approval of Spear’s ANDA. On May 1, 2008, the Court granted the FDA’s request to stay proceedings on Valeant’s application for a TRO until May 14, 2008. On May 14, 2008, the FDA entered an administrative order staying the approval of the Spear ANDA and initiating a process for reconsidering the approval of the Spear ANDA. Spear Pharmaceuticals agreed to the stay and to the prohibition on marketing, sale and shipment of its product until May 30, 2008. On May 31, 2008, the Court granted our application for a TRO suspending approval of the Spear ANDA. On June 18, 2008, the Court denied our request for a preliminary injunction to continue the suspension of the Spear ANDA and extinguished the TRO. The stay on the Spear ANDA has been removed and the Spear product may be marketed, sold and shipped. On September 23, 2008, we filed an Amended Complaint under the Administrative Procedure Act challenging the FDA’s initial decision to approve Spear’s ANDA, the FDA’s re-affirmance of Spear’s ANDA and the FDA’s denial of Valeant’s Citizen’s Petition. On September 14, 2009, the Court ruled in favor of Spear and the FDA. On October 19, 2009, we filed a notice to appeal. On January 7, 2010, we reached an agreement with Spear to settle both the Delaware Action and the California Action. On February 10, 2010, we voluntarily dismissed our appeal relating to the California

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Action, with the parties cooperating to reopen the action solely for the purpose of obtaining a ruling on Spear’s motion to execute on a collateralized bond posted by us in connection with the TRO. On February 12, 2010, the Delaware Action was dismissed with prejudice.

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

Novel ANDA Patent Certification Notice:  On or around June 12, 2009, we received a notice from Novel Laboratories, Inc. (“Novel”) advising us that Novel had filed with the FDA an ANDA for Diastat AcuDial, 5 mg/mL, 2 mL pre-filled syringe and 4 mL pre-filled syringe. This ANDA contained a Paragraph IV certification against our Orange Book listed patent, U.S. Patent No. 5,462,740 (“the ’740 Patent”). The 45-day period after the receipt of the notice, during which period we may file a Hatch-Waxman suit against Novel, has expired.

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

22.	Related Parties

Robert A. Ingram was Vice Chairman Pharmaceuticals of GSK from January 2008 through December 31, 2009. Mr. Ingram has been elected to our board of directors since 2003. In 2008, Mr. Ingram became our board’s lead director. Stephen F. Stefano was Senior Vice President of GSK’s Payor Markets Division from January 2001 through November 2009. Effective March 25, 2009, Mr. Stefano was elected by our board of directors to fill an open board position in the class expiring in 2010. See Note 4 for discussion of the Collaboration Agreement with GSK.

Anders Lönner has been the Group President and Chief Executive Officer of Meda since 1999, and serves on Meda’s board of directors. Effective January 7, 2009, Mr. Lönner was elected by our board of directors to fill an open board position in the class expiring in 2011. See Notes 6 and 19 for discussion of transactions with Meda.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Condensed Consolidating Financial Information

In June 2009 we issued Senior Notes that are fully, unconditionally and jointly and severally guaranteed by certain of our 100% owned subsidiaries. We are required to present condensed consolidating financial information in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Valeant Pharmaceuticals International (“VPI”), its Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information on a consolidated basis as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2009

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$26,182	$41,898	$—	$68,080
Marketable securities	—	13,781	4	—	13,785
Accounts receivable, net	—	80,443	90,706	(141)	171,008
Intercompany receivables	—	93,488	32,128	(125,616)	—
Inventories, net	—	21,159	85,086	(345)	105,900
Prepaid expenses and other current assets	116	12,700	3,773	—	16,589
Current deferred tax assets, net	—	69,917	7,351	—	77,268
Income taxes receivable	—	1,630	1,954	—	3,584

Total current assets	116	319,300	262,900	(126,102)	456,214
Property, plant and equipment, net	—	10,437	116,374	—	126,811
Deferred tax assets, net	9,575	23,406	4,656	—	37,637
Goodwill	—	118,706	76,644	—	195,350
Intangible assets, net	—	370,988	99,358	—	470,346
Investment in subsidiaries	524,457	12,613	—	(537,070)	—
Intercompany receivables	426,124	150,000	100,905	(677,029)	—
Other assets	9,510	3,384	6,227	—	19,121

Total non-current assets	969,666	689,534	404,164	(1,214,099)	849,265

	$969,782	$1,008,834	$667,064	$(1,340,201)	$1,305,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$—	$9,426	$27,979	$—	$37,405
Intercompany payables	—	32,127	93,489	(125,616)	—
Accrued liabilities	—	165,681	50,415	(164)	215,932
Notes payable and current portion of long-term debt	47,618	14	830	—	48,462
Deferred revenue	—	21,330	282	—	21,612
Income taxes payable	—	1,995	4,725	—	6,720
Current deferred tax liabilities, net	—	—	358	—	358
Current liabilities for uncertain tax positions	—	646	—	—	646

Total current liabilities	47,618	231,219	178,078	(125,780)	331,135
Long-term debt, less current portion	551,005	—	1,122	—	552,127
Deferred tax liabilities, net	—	—	7,728	—	7,728
Liabilities for uncertain tax positions	—	12,391	724	—	13,115
Intercompany payables	—	527,029	150,000	(677,029)	—
Other liabilities	—	23,740	6,455	—	30,195

Total non-current liabilities	551,005	563,160	166,029	(677,029)	603,165

Total liabilities	598,623	794,379	344,107	(802,809)	934,300

Total Valeant stockholders’ equity	371,159	214,455	322,937	(537,392)	371,159
Noncontrolling interest	—	—	20	—	20

Total stockholders’ equity	371,159	214,455	322,957	(537,392)	371,179

	$969,782	$1,008,834	$667,064	$(1,340,201)	$1,305,479

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2008

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$56,280	$143,302	$—	$199,582
Marketable securities	—	19,193	—	—	19,193
Accounts receivable, net	—	75,190	69,319	—	144,509
Intercompany receivables	—	95,230	309,150	(404,380)	—
Inventories, net	—	23,103	50,691	(822)	72,972
Prepaid expenses and other current assets	—	13,944	3,661	—	17,605
Current deferred tax assets, net	—	10,616	5,563	—	16,179

Total current assets	—	293,556	581,686	(405,202)	470,040
Property, plant and equipment, net	—	12,820	77,408	—	90,228
Deferred tax assets, net	—	13,510	1,340	—	14,850
Goodwill	—	106,754	7,880	—	114,634
Intangible assets, net	—	429,907	37,888	—	467,795
Investment in subsidiaries	678,286	1,023	—	(679,309)	—
Intercompany receivables	—	180,432	100,252	(280,684)	—
Other assets	4,170	20,420	3,795	—	28,385

Total non-current assets	682,456	764,866	228,563	(959,993)	715,892

	$682,456	$1,058,422	$810,249	$(1,365,195)	$1,185,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$—	$26,482	$15,156	$—	$41,638
Intercompany payables	—	309,150	95,230	(404,380)	—
Accrued liabilities	2,660	186,070	42,720	—	231,450
Notes payable and current portion of long-term debt	—	204	462	—	666
Deferred revenue	—	14,967	448	—	15,415
Income taxes payable	—	(1,399)	3,896	—	2,497
Current deferred tax liabilities, net	—	2,396	50	—	2,446
Current liabilities for uncertain tax positions	—	478	—	—	478

Total current liabilities	2,660	538,348	157,962	(404,380)	294,590
Long-term debt, less current portion	397,633	49	454	—	398,136
Deferred revenue	—	11,841	—	—	11,841
Deferred tax liabilities, net	—	(2,396)	3,208	—	812
Liabilities for uncertain tax positions	—	53,425	—	—	53,425
Intercompany payables	30,432	100,252	150,000	(280,684)	—
Other liabilities	—	170,559	4,821	—	175,380

Total non-current liabilities	428,065	333,730	158,483	(280,684)	639,594

Total liabilities	430,725	872,078	316,445	(685,064)	934,184

Total Valeant stockholders’ equity	251,731	186,344	493,787	(680,131)	251,731
Noncontrolling interest	—	—	17	—	17

Total stockholders’ equity	251,731	186,344	493,804	(680,131)	251,748

	$682,456	$1,058,422	$810,249	$(1,365,195)	$1,185,932

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2009

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Product sales	$—	$302,072	$414,893	$(6,204)	$710,761
Service revenue	—	15,127	7,533	(271)	22,389
Alliances	—	97,311	—	—	97,311

Total revenues	—	414,510	422,426	(6,475)	830,461

Costs and expenses:
Cost of goods sold (excluding amortization)	—	49,998	149,657	(6,681)	192,974
Cost of services	—	12,590	5,246	—	17,836
Selling, general and administrative	—	130,321	125,461	—	255,782
Research and development costs, net	—	38,717	5,554	(294)	43,977
Special charges and credits including acquired in-process research and development	—	4,377	1,974	—	6,351
Restructuring, asset impairments, dispositions and acquisition-related costs	—	5,246	4,822	—	10,068
Amortization expense	—	63,148	7,492	—	70,640

Total costs and expenses	—	304,397	300,206	(6,975)	597,628

Income (loss) from operations	—	110,113	122,220	500	232,833
Other income (expense), net including translation and exchange (1)	277,505	(241)	(1,214)	(277,505)	(1,455)
Gain on early extinguishment of debt	7,221	—	—	—	7,221
Interest income	—	4,057	9,560	(9,296)	4,321
Interest expense	(42,169)	(8,213)	(2,485)	9,296	(43,571)

Income from continuing operations before income taxes	242,557	105,716	128,081	(277,005)	199,349
Provision (benefit) for income taxes	(21,184)	(68,965)	31,879	—	(58,270)

Income from continuing operations	263,741	174,681	96,202	(277,005)	257,619
Income (loss) from discontinued operations, net of tax	—	5,311	814	—	6,125

Net income	263,741	179,992	97,016	(277,005)	263,744
Less: Net income attributable to noncontrolling interest	—	—	3	—	3

Net income attributable to Valeant	$263,741	$179,992	$97,013	$(277,005)	$263,741

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2008

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Product sales	$—	$226,621	$377,174	$(10,630)	$593,165
Alliances	—	63,812	—	—	63,812

Total revenues	—	290,433	377,174	(10,630)	656,977

Costs and expenses:
Cost of goods sold (excluding amortization)	—	51,158	127,061	(10,303)	167,916
Selling, general and administrative	—	137,675	140,344	—	278,019
Research and development costs, net	—	83,339	3,628	—	86,967
Special charges and credits including acquired in-process research and development	—	186,300	—	—	186,300
Restructuring, asset impairments, dispositions and acquisition-related costs	—	26,769	(5,474)	—	21,295
Amortization expense	—	43,928	6,045	—	49,973

Total costs and expenses	—	529,169	271,604	(10,303)	790,470

Income (loss) from operations	—	(238,736)	105,570	(327)	(133,493)
Other income (expense), net including translation and exchange (1)	34,502	1,375	688	(34,502)	2,063
Loss on early extinguishment of debt	(12,994)	—	—	—	(12,994)
Interest income	—	8,141	11,169	(2,181)	17,129
Interest expense	(44,395)	(2,314)	(857)	2,181	(45,385)

Income (loss) from continuing operations before income taxes	(22,887)	(231,534)	116,570	(34,829)	(172,680)
Provision (benefit) for income taxes	17,940	(27,007)	43,755	—	34,688

Income (loss) from continuing operations	(40,827)	(204,527)	72,815	(34,829)	(207,368)
Income (loss) from discontinued operations, net of tax	—	(44,702)	211,250	—	166,548

Net income (loss)	(40,827)	(249,229)	284,065	(34,829)	(40,820)
Less: Net income attributable to noncontrolling interest	—	—	7	—	7

Net income (loss) attributable to Valeant	$(40,827)	$(249,229)	$284,058	$(34,829)	$(40,827)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Year Ended December 31, 2007

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:

Product sales	$—	$233,806	$381,187	$(11,942)	$603,051

Alliances	—	86,452	—	—	86,452

Total revenues	—	320,258	381,187	(11,942)	689,503

Costs and expenses:

Cost of goods sold (excluding amortization)	—	36,339	133,317	(11,596)	158,060

Selling, general and administrative	—	155,183	136,818	—	292,001

Research and development costs, net	—	94,085	3,872	—	97,957

Restructuring, asset impairments, dispositions and acquisition-related costs	—	12,079	15,596	—	27,675

Amortization expense	—	45,593	10,392	—	55,985

Total costs and expenses	—	343,279	299,995	(11,596)	631,678

Income (loss) from operations	—	(23,021)	81,192	(346)	57,825

Other income (expense), net including translation and exchange (1)	35,006	(5,051)	6,710	(35,006)	1,659

Interest income	—	8,784	10,347	(1,547)	17,584

Interest expense	(55,194)	(785)	(2,491)	1,547	(56,923)

Income (loss) from continuing operations before income taxes	(20,188)	(20,073)	95,758	(35,352)	20,145

Provision (benefit) for income taxes	—	(17,693)	31,228	—	13,535

Income (loss) from continuing operations	(20,188)	(2,380)	64,530	(35,352)	6,610

Income (loss) from discontinued operations, net of tax	—	(33,424)	6,628	—	(26,796)

Net income (loss)	(20,188)	(35,804)	71,158	(35,352)	(20,186)

Less: Net income attributable to noncontrolling interest	—	—	2	—	2

Net income (loss) attributable to Valeant	$(20,188)	$(35,804)	$71,156	$(35,352)	$(20,188)

(1)	Other income (expense), net including translation and exchange for VPI is comprised of equity in income (loss) of consolidated subsidiaries.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2009

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$263,741	$179,992	$97,016	$(277,005)	$263,744
Income from discontinued operations	—	5,311	814	—	6,125

Income from continuing operations	263,741	174,681	96,202	(277,005)	257,619
Adjustments to reconcile income from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	—	67,498	18,883	—	86,381
Provision for losses on accounts receivable and inventory	—	1,592	1,319	—	2,911
Stock compensation expense	—	16,121	—	—	16,121
Excess tax deduction from stock options exercised	(1,735)	—	—	—	(1,735)
Translation and exchange (gains) losses, net	—	1,726	(707)	—	1,019
Impairment charges and other non-cash items	12,496	1,425	1,045	—	14,966
Payments of accreted interest on long-term debt	(35,338)	—	—	—	(35,338)
Deferred income taxes	(1,666)	(98,361)	2,374	—	(97,653)
Gain on extinguishment of debt	(7,221)	—	—	—	(7,221)
Equity in earnings of subsidiaries	(277,505)	—	—	277,505	—
Dividends	88,513	—	—	(88,513)	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	—	685	682	141	1,508
Inventories	—	923	(13,639)	(477)	(13,193)
Prepaid expenses and other assets	46	3,533	(694)		2,885
Trade payables and accrued liabilities	(6,046)	20,694	(8,340)	(164)	6,144
Income taxes	—	2,129	(832)	—	1,297
Other liabilities	—	(49,854)	464	—	(49,390)

Cash flow from operating activities in continuing operations	35,285	142,792	96,757	(88,513)	186,321
Cash flow from operating activities in discontinued operations	—	(2,768)	—	—	(2,768)

Net cash provided by operating activities	35,285	140,024	96,757	(88,513)	183,553

Cash flows from investing activities:
Capital expenditures	—	(4,104)	(15,943)	—	(20,047)
Proceeds from sale of assets	—	—	760	—	760
Proceeds from sale of businesses	—	3,342	—	—	3,342
Proceeds from investments	—	133,880	2,057	—	135,937
Purchase of investments	—	(128,184)	(905)	—	(129,089)
Acquisition of businesses, license rights and product lines	—	(170,208)	(158,234)	—	(328,442)

Cash flow from investing activities in continuing operations	—	(165,274)	(172,265)	—	(337,539)
Cash flow from investing activities in discontinued operations	—	(7,063)	2,122	—	(4,941)

Net cash used in investing activities	—	(172,337)	(170,143)	—	(342,480)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(135,009)	(121)	(16,588)	—	(151,718)
Proceeds from issuance of long-term debt and notes payable	346,838	—	2,144	—	348,982
Stock option exercises and employee stock purchases	40,387	—	—	—	40,387
Payments of employee withholding taxes related to equity awards	(7,099)	—	—	—	(7,099)
Excess tax deduction from stock options exercised	1,735	—	—	—	1,735
Purchase of treasury stock	(202,378)	—	—	—	(202,378)
Intercompany and dividends	(79,759)	2,336	(11,090)	88,513	—

Cash flow from financing activities in continuing operations	(35,285)	2,215	(25,534)	88,513	29,909
Cash flow from financing activities in discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	(35,285)	2,215	(25,534)	88,513	29,909

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,484)	—	(2,484)

Net decrease in cash and cash equivalents	—	(30,098)	(101,404)	—	(131,502)
Cash and cash equivalents at beginning of period	—	56,280	143,302	—	199,582

Cash and cash equivalents at end of period	—	26,182	41,898	—	68,080

Cash and cash equivalents classified as part of discontinued operations	—	—	—	—	—

Cash and cash equivalents of continuing operations	$—	$26,182	$41,898	$—	$68,080

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2008

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(40,827)	$(249,229)	$284,065	$(34,829)	$(40,820)
Income (loss) from discontinued operations	—	(44,702)	211,250	—	166,548

Income (loss) from continuing operations	(40,827)	(204,527)	72,815	(34,829)	(207,368)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	—	46,074	20,406	—	66,480
Provision for losses on accounts receivable and inventory	—	4,755	16,910	—	21,665
Stock compensation expense	—	5,064	—	—	5,064
Excess tax deduction from stock options exercised	(12,303)	—	—	—	(12,303)
Translation and exchange (gains), net	—	(2,041)	(22)	—	(2,063)
Impairment charges and other non-cash items	17,101	(4,405)	(3,454)	—	9,242
Payments of accreted interest on long-term debt	(6,115)	—	—	—	(6,115)
Acquired in-process research and development	—	186,300	—	—	186,300
Deferred income taxes	23,589	(51,947)	4,695	—	(23,663)
Loss on extinguishment of debt	954	—	—	—	954
Equity in earnings of subsidiaries	(34,502)	—	—	34,502	—
Dividends	327,116	—	—	(327,116)	—
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	—	(6,138)	17,176	—	11,038
Inventories	—	(6,573)	(15,208)	(588)	(22,369)
Prepaid expenses and other assets	(115)	9,156	476	—	9,517
Trade payables and accrued liabilities	—	21,458	27,653	—	49,111
Income taxes	—	18,192	14,650	—	32,842
Other liabilities	—	91,554	(9,231)	—	82,323

Cash flow from operating activities in continuing operations	274,898	106,922	146,866	(328,031)	200,655
Cash flow from operating activities in discontinued operations	—	18,034	(8,275)	—	9,759

Net cash provided by operating activities	274,898	124,956	138,591	(328,031)	210,414

Cash flows from investing activities:
Capital expenditures	—	(1,132)	(15,443)	—	(16,575)
Proceeds from sale of assets	—	71	900	—	971
Proceeds from sale of businesses	—	12,122	36,453	—	48,575
Proceeds from investments	—	67,849	132,953	—	200,802
Purchase of investments	—	(77,984)	(77,669)	—	(155,653)
Acquisition of businesses, license rights and product lines	—	(339,360)	(15,943)	—	(355,303)

Cash flow from investing activities in continuing operations	—	(338,434)	61,251	—	(277,183)
Cash flow from investing activities in discontinued operations	—	71,994	375,107	—	447,101

Net cash (used in) provided by investing activities	—	(266,440)	436,358	—	169,918

Cash flows from financing activities:
Payments on long-term debt and notes payable	(322,870)	(1,192)	258	—	(323,804)
Proceeds from issuance of long-term debt and notes payable	—	—	118	—	118
Stock option exercises and employee stock purchases	49,054	—	—	—	49,054
Excess tax deduction from stock options exercised	12,303	—	—	—	12,303
Purchase of treasury stock	(206,517)	—	—	—	(206,517)
Intercompany and dividends	193,132	126,206	(647,369)	328,031	—

Cash flow from financing activities in continuing operations	(274,898)	125,014	(646,993)	328,031	(468,846)
Cash flow from financing activities in discontinued operations	—	(43)	—	—	(43)

Net cash provided by (used in) financing activities	(274,898)	124,971	(646,993)	328,031	(468,889)

Effect of exchange rate changes on cash and cash equivalents	—	—	(21,226)	—	(21,226)

Net decrease in cash and cash equivalents	—	(16,513)	(93,270)	—	(109,783)
Cash and cash equivalents at beginning of period	—	72,793	236,572	—	309,365

Cash and cash equivalents at end of period	—	56,280	143,302	—	199,582

Cash and cash equivalents classified as part of discontinued operations	—	—	—	—	—

Cash and cash equivalents of continuing operations	$—	$56,280	$143,302	$—	$199,582

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2007

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities:

Net income (loss)	$(20,188)	$(35,804)	$71,158	$(35,352)	$(20,186)

Income (loss) from discontinued operations	—	(33,424)	6,628	—	(26,796)

Income (loss) from continuing operations	(20,188)	(2,380)	64,530	(35,352)	6,610

Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities in continuing operations:

Depreciation and amortization	—	49,783	21,851	—	71,634

Provision for losses on accounts receivable and inventory	—	1,541	4,947	—	6,488

Stock compensation expense	—	12,419	—	—	12,419

Translation and exchange (gains) losses, net	—	1,568	(3,227)	—	(1,659)

Impairment charges and other non-cash items	16,437	1,882	11,716	—	30,035

Deferred income taxes	(1,561)	14,377	5,306	—	18,122

Loss on extinguishment of debt	—	—	—	—	—

Equity in earnings of subsidiaries	(35,006)	—	—	35,006	—

Change in assets and liabilities, net of effects of acquisitions:

Accounts receivable	—	21,629	1,811	—	23,440

Inventories	—	(4,809)	12,072	346	7,609

Prepaid expenses and other assets	(42)	(5,530)	(2,267)	—	(7,839)

Trade payables and accrued liabilities	—	(14,226)	4,458	—	(9,768)

Income taxes	—	(37,891)	(19,459)	—	(57,350)

Other liabilities	—	2,430	(1,606)	—	824

Cash flow from operating activities in continuing operations	(40,360)	40,793	100,132	—	100,565

Cash flow from operating activities in discontinued operations	1,040	(28,697)	19,613	—	(8,044)

Net cash provided by (used in) operating activities	(39,320)	12,096	119,745	—	92,521

Cash flows from investing activities:

Capital expenditures	—	(2,363)	(26,777)	—	(29,140)

Proceeds from sale of assets	—	37,378	1,249	—	38,627

Proceeds from sale of businesses	—	—	2,453	—	2,453

Proceeds from investments	—	28,164	7,084	—	35,248

Purchase of investments	—	(26,436)	(46,082)	—	(72,518)

Acquisition of businesses, license rights and product lines	—	(21,000)	(1,520)	—	(22,520)

Cash flow from investing activities in continuing operations	—	15,743	(63,593)	—	(47,850)

Cash flow from investing activities in discontinued operations	—	(5,135)	13,643	—	8,508

Net cash (used in) provided by investing activities	—	10,608	(49,950)	—	(39,342)

Cash flows from financing activities:

Payments on long-term debt and notes payable	—	(1,655)	(1,839)	—	(3,494)

Proceeds from issuance of long-term debt and notes payable	—	105	1,694	—	1,799

Stock option exercises and employee stock purchases	15,288	—	—	—	15,288

Purchase of treasury stock	(99,557)	—	—	—	(99,557)

Intercompany	123,589	(34,901)	(88,688)	—	—

Cash flow from financing activities in continuing operations	39,320	(36,451)	(88,833)	—	(85,964)

Cash flow from financing activities in discontinued operations	—	(170)	(7,183)	—	(7,353)

Net cash provided by (used in) financing activities	39,320	(36,621)	(96,016)	—	(93,317)

Effect of exchange rate changes on cash and cash equivalents	—	—	23,924	—	23,924

Net decrease in cash and cash equivalents	—	(13,917)	(2,297)	—	(16,214)

Cash and cash equivalents at beginning of period	—	86,710	238,869	—	325,579

Cash and cash equivalents at end of period	—	72,793	236,572	—	309,365

Cash and cash equivalents classified as part of discontinued operations	—	—	(21,637)	—	(21,637)

Cash and cash equivalents of continuing operations	$—	$72,793	$214,935	$—	$287,728

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance
	Beginning	Costs and	Other		at End
	of Year	Expenses	Accounts	Deductions	of Year
	(In thousands)

Year ended December 31, 2009
Allowance for doubtful accounts	$4,099	$863	$1,446	$(1,642)	$4,766

Allowance for inventory obsolescence	$13,917	$2,049	$4,114	$(8,652)	$11,428

Deferred tax asset valuation allowance	$123,756	$(102,515)	$(16,794)	$—	$4,447

Year ended December 31, 2008
Allowance for doubtful accounts	$8,754	$644	$344	$(5,643)	$4,099

Allowance for inventory obsolescence	$12,476	$21,021	$1,720	$(21,300)	$13,917

Deferred tax asset valuation allowance	$126,232	$(10,373)	$7,897	$—	$123,756

Year ended December 31, 2007
Allowance for doubtful accounts	$4,926	$3,947	$326	$(445)	$8,754

Allowance for inventory obsolescence	$9,778	$2,541	$10,751	$(10,594)	$12,476

Deferred tax asset valuation allowance	$120,686	$30,654	$(25,108)	$—	$126,232

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness, as of December 31, 2009, of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Management concluded that our internal control over financial reporting as of December 31, 2009, was effective based on criteria in Internal Control — Integrated Framework issued by the COSO.

We excluded Private Formula Holdings International Pty Limited (“PFI”), EMO-FARM sp. z o.o. (“Emo-Farm”), Tecnofarma S.A. de C.V. (“Tecnofarma”) and Laboratoire Dr. Renaud (“Dr. Renaud”) from our assessment of internal control over financial reporting as of December 31, 2009 because they were acquired by the Company in purchase business combinations during 2009. The total assets and total revenues of PFI, Emo-Farm, Tecnofarma and Dr. Renaud, wholly-owned subsidiaries, represent 6%, 3%, 4% and 2% and, 1%, 1%, 1% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required under this Item is set forth in our definitive proxy statement to be filed in connection with our 2010 annual meeting of stockholders (the “Proxy Statement”) and is incorporated by reference.

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

1. Financial Statements

Financial Statements of the Registrant are listed in the index to Consolidated Financial Statements and filed under Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

2. Financial Statement Schedule

Financial Statement Schedule of the Registrant is listed in the index to Consolidated Financial Statements and filed under Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K.

Schedules not listed have been omitted because the information required therein is not applicable or is shown in the financial statements and the notes thereto.

3. Exhibits

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (No. 03995078), which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock, previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 6, 2004 (No. 041068838), which is incorporated herein by reference.
3.3		Amended and Restated Bylaws of the Registrant.
4.1		Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as Trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, filed November 10, 1994 (No. 94558814), which is incorporated herein by reference.
4.2		Amendment No. 1 to Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed October 6, 2004 (No. 041068838), which is incorporated herein by reference.
4.3		Amendment No. 2 to Rights Agreement, dated as of June 5, 2008, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 4 to Form 8-A/A, filed June 6, 2008, which is incorporated herein by reference.
4.4		Amendment No. 3 to Rights Agreement, dated as of May 15, 2009, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.4 to the Registrant’s Amendment No. 5 to Form 8-A/A, filed May 15, 2009, which is incorporated herein by reference.
4.5		Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International, Ribapharm Inc. and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 25, 2003 (No. 031023410), which is incorporated herein by reference.
4.6		Indenture, dated as of June 9, 2009, by and among Valeant Pharmaceuticals International, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.375% Senior Notes due 2016, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed June 11, 2009, which is incorporated herein by reference.
10	.1†	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Registrant’s Proxy Statement on Schedule 14A, filed April 25, 2003 (No. 03664139), which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 2006 Equity Incentive Plan, as amended, previously filed as Annex E to the Registrant’s Proxy Statement on Schedule 14A, filed April 4, 2008, which is incorporated herein by reference.

Exhibit
Number		Description

**10	.3	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., dated as of July 28, 1995, previously filed as Exhibit 10 to the Registrant’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (No. 97519714), which is incorporated herein by reference.
**10	.4	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., dated as of January 20, 1998, previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (No. 1590968), as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.5	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., dated as of July 16, 1998, previously filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (No. 1590968), as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.6	Agreement among Schering-Plough Corporation, Valeant Pharmaceuticals International and Ribapharm Inc., dated as of November 14, 2000, previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (No. 1590968), as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.7#	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.8		Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 25, 2003 (No. 031023410), which is incorporated herein by reference.
10.9		Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 25, 2003 (No. 031023410), which is incorporated herein by reference.
10	.10†	Form of Executive Severance Agreement between Valeant Pharmaceuticals International and Peter J. Blott (entered into on March 28, 2007), previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 17, 2005, which is incorporated herein by reference.
10	.11†	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 27, 2006, which is incorporated herein by reference.
10	.12†	Form of Restricted Stock Unit Award Grant Notice for Directors under the 2006 Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which is incorporated herein by reference.
10	.13†	Form of Restricted Stock Unit Award Agreement for Directors under the 2006 Equity Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which is incorporated herein by reference.
**10	.14#	Asset Purchase Agreement, dated as of December 19, 2007, between Three Rivers Pharmaceuticals, LLC and Valeant Pharmaceuticals North America, previously filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference.
**10	.15	Side Letter, dated as of January 11, 2008, between Three Rivers Pharmaceuticals, LLC and Valeant Pharmaceuticals North America, previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference.
10	.16†	Employment Agreement, dated as of February 1, 2008, between Valeant Pharmaceuticals International and J. Michael Pearson, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2008, which is incorporated herein by reference.
10	.17†	Amendment to Executive Employment Agreement, dated as of November 30, 2009, between Valeant Pharmaceuticals International and J. Michael Pearson, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 1, 2009, which is incorporated herein by reference.

Exhibit
Number		Description

10	.18#	Acquisition Agreement, dated as of August 4, 2008, between Valeant Pharmaceuticals International and Meda AB, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 5, 2008, which is incorporated herein by reference.
10.19		Asset Transfer and License Agreement, dated as of August 4, 2008, between Valeant Pharmaceuticals International and Meda AB, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed August 5, 2008, which is incorporated herein by reference.
10	.20†	Performance Restricted Stock Unit and Matching RSU Award Agreement between Valeant Pharmaceuticals International and Peter J. Blott, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 27, 2008, which is incorporated herein by reference.
**10	.21	License and Collaboration Agreement, dated as of August 27, 2008, between Valeant Pharmaceuticals North America and Glaxo Group Limited, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed August 29, 2008, which is incorporated herein by reference.
**10	.22	First Amendment to the GSK Retigabine Agreement, dated as of February 10, 2009, between Valeant Pharmaceuticals North America and Glaxo Group Limited, previously filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.
**10	.23#	Agreement and Plan of Merger, dated as of September 16, 2008, among Coria Laboratories, Ltd., the Shareholders of Coria Laboratories, Ltd., Valeant Pharmaceuticals International and CL Acquisition Corp., previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which is incorporated herein by reference.
**10	.24	Amendment to the Coria Merger Agreement, dated as of October 15, 2008, among Coria Laboratories, Ltd., the Shareholders of Coria Laboratories, Ltd., Valeant Pharmaceuticals International and CL Acquisition Corp., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which is incorporated herein by reference.
**10	.25#	Agreement and Plan of Merger, dated as of December 9, 2008, by and among Valeant Pharmaceuticals International, Descartes Acquisition Corp., Dow Pharmaceutical Sciences, Inc., and Harris Goodman, as Stockholder Representative, previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A, filed May 22, 2009, which is incorporated herein by reference.
** 10	.26#	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 28, 2009, by and among Valeant Pharmaceuticals International and Harris Goodman in his capacity as the Stockholder Representative on behalf of the Securityholders of Dow Pharmaceutical Sciences, Inc., previously filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which is incorporated herein by reference.
10	.27†	Employment letter agreement, dated as of September 2, 2008, between Valeant Pharmaceuticals International and Steve T. Min, previously filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.
10	.28†	Employment letter agreement, dated as of August 25, 2008, between Valeant Pharmaceuticals International and Elisa Karlson, previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.
10	.29†	Employment letter agreement, dated as of December 17, 2008, between Valeant Pharmaceuticals International and Rajiv De Silva, previously filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.
10	.30†	Employment letter agreement, dated as of March 10, 2009, between the Registrant and Bhaskar Chaudhuri, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which is incorporated herein by reference.
10	.31†	Description of Registrant’s annual incentive plan for fiscal year 2009, previously described in Item 5.02 of the Registrant’s Current Report on Form 8-K, filed March 10, 2009, which is incorporated herein by reference.

Exhibit
Number		Description

**10	.32	Waiver, Release and Option Agreement for Taribavirin, effective as of May 29, 2009, by and between Valeant Pharmaceuticals International, Schering Corporation and Schering-Plough Ltd., previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which is incorporated herein by reference.
10.33		Exchange and Registration Rights Agreement, dated as of June 9, 2009, by and among Valeant Pharmaceuticals International, Goldman, Sachs & Co. and UBS Securities LLC as Representative of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the 8.375% Senior Notes due 2016, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 11, 2009, which is incorporated herein by reference.
10.34		Purchase Agreement, dated as of June 3, 2009, by and among Valeant Pharmaceuticals International, the Purchasers named in Schedule I thereto and the Guarantors (as defined therein), relating to the 8.375% Senior Notes due 2016, previously filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed June 11, 2009, which is incorporated herein by reference.
**10	.35	Product Commercialization Agreement, dated as of March 14, 2008, by and between Mylan Pharmaceuticals Inc. and Dow Pharmaceutical Sciences, Inc., previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which is incorporated herein by reference.
10.36		Form of Warrant issued pursuant to that certain Exchange Agreement, dated August 13, 2009, by and among Valeant Pharmaceuticals International and certain holders of the Company’s 3.00% Convertible Subordinated Notes due August 16, 2010, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which is incorporated herein by reference.
10.37		Standstill and Board Nomination Agreement, dated as of December 17, 2009, by and between Valeant Pharmaceuticals International, ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P., and ValueAct Holdings GP, LLC, and acknowledged and agreed to by Brandon B. Boze, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 21, 2009, which is incorporated herein by reference.
10	.38†	Valeant Pharmaceuticals International 2009 Stock Purchase Plan, previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed July 1, 2009, which is incorporated herein by reference.
21		Subsidiaries of the Registrant.
23		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC. Such information has been omitted and filed separately with the Securities and Exchange Commission.

#	One or more exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We undertake to furnish supplementally a copy of any omitted exhibit to the SEC upon request.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Valeant Pharmaceuticals International

By	/s/ J. Michael Pearson
J. Michael Pearson
Chairman and Chief Executive Officer

Date: February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Michael Pearson J. Michael Pearson	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Date: February 23, 2010

/s/ Peter J. Blott Peter J. Blott	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	Date: February 23, 2010

/s/ Robert A. Ingram Robert A. Ingram	Lead Director	Date: February 23, 2010

/s/ Richard H. Koppes Richard H. Koppes	Director	Date: February 23, 2010

/s/ Lawrence N. Kugelman Lawrence N. Kugelman	Director	Date: February 23, 2010

/s/ Theo Melas-Kyriazi Theo Melas-Kyriazi	Director	Date: February 23, 2010

/s/ G. Mason Morfit G. Mason Morfit	Director	Date: February 23, 2010

/s/ Norma A. Provencio Norma A. Provencio	Director	Date: February 23, 2010

/s/ Anders Lönner Anders Lönner	Director	Date: February 23, 2010

/s/ Stephen F. Stefano Stephen F. Stefano	Director	Date: February 23, 2010

/s/ Brandon B. Boze Brandon B. Boze	Director	Date: February 23, 2010

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (No. 03995078), which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock, previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 6, 2004 (No. 041068838), which is incorporated herein by reference.
3.3		Amended and Restated Bylaws of the Registrant.
4.1		Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as Trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, filed November 10, 1994 (No. 94558814), which is incorporated herein by reference.
4.2		Amendment No. 1 to Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed October 6, 2004 (No. 041068838), which is incorporated herein by reference.
4.3		Amendment No. 2 to Rights Agreement, dated as of June 5, 2008, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 4 to Form 8-A/A, filed June 6, 2008, which is incorporated herein by reference.
4.4		Amendment No. 3 to Rights Agreement, dated as of May 15, 2009, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.4 to the Registrant’s Amendment No. 5 to Form 8-A/A, filed May 15, 2009, which is incorporated herein by reference.
4.5		Indenture, dated as of November 19, 2003, among Valeant Pharmaceuticals International, Ribapharm Inc. and The Bank of New York as Trustee, previously filed as to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 25, 2003 (No. 031023410), which is incorporated herein by reference.
4.6		Indenture, dated as of June 9, 2009, by and among Valeant Pharmaceuticals International, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 8.375% Senior Notes due 2016, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed June 11, 2009, which is incorporated herein by reference.
10	.1†	Valeant Pharmaceuticals International 2003 Equity Incentive Plan, previously filed as Annex B to the Registrant’s Proxy Statement on Schedule 14A, filed April 25, 2003 (No. 03664139), which is incorporated herein by reference.
10	.2†	Valeant Pharmaceuticals International 2006 Equity Incentive Plan, as amended, previously filed as Annex E to the Registrant’s Proxy Statement on Schedule 14A, filed April 4, 2008, which is incorporated herein by reference.
**10	.3	Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., dated as of July 28, 1995, previously filed as Exhibit 10 to the Registrant’s Amendment 3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (No. 97519714), which is incorporated herein by reference.
**10	.4	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., dated as of January 20, 1998, previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (No. 1590968), as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.5	Amendment to Exclusive License and Supply Agreement between Valeant Pharmaceuticals International and Schering-Plough Ltd., dated as of July 16, 1998, previously filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (No. 1590968), as amended by Form 10-K/A, which is incorporated herein by reference.

Exhibit
Number		Description

**10	.6	Agreement among Schering-Plough Corporation, Valeant Pharmaceuticals International and Ribapharm Inc., dated as of November 14, 2000, previously filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (No. 1590968), as amended by Form 10-K/A, which is incorporated herein by reference.
**10	.7#	Asset Purchase Agreement, dated as of January 22, 2004, by and between Xcel Pharmaceuticals, Inc. and VIATRIS GmbH and Co. KG., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which is incorporated herein by reference.
10.8		Form of 3.0% Convertible Subordinated Notes due 2010, previously filed as Exhibit A-1 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 25, 2003 (No. 031023410), which is incorporated herein by reference.
10.9		Form of 4.0% Convertible Subordinated Notes due 2013, previously filed as Exhibit A-2 to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed November 25, 2003 (No. 031023410), which is incorporated herein by reference.
10	.10†	Form of Executive Severance Agreement between Valeant Pharmaceuticals International and Peter J. Blott (entered into on March 28, 2007), previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 17, 2005, which is incorporated herein by reference.
10	.11†	Form of Restricted Stock Unit Award Agreement under the 2003 Equity Incentive Plan, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 27, 2006, which is incorporated herein by reference.
10	.12†	Form of Restricted Stock Unit Award Grant Notice for Directors under the 2006 Equity Incentive Plan, previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which is incorporated herein by reference.
10	.13†	Form of Restricted Stock Unit Award Agreement for Directors under the 2006 Equity Incentive Plan, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, which is incorporated herein by reference.
**10	.14#	Asset Purchase Agreement, dated as of December 19, 2007, between Three Rivers Pharmaceuticals, LLC and Valeant Pharmaceuticals North America, previously filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference.
**10	.15	Side Letter, dated as of January 11, 2008, between Three Rivers Pharmaceuticals, LLC and Valeant Pharmaceuticals North America, previously filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference.
10	.16†	Employment Agreement, dated as of February 1, 2008, between Valeant Pharmaceuticals International and J. Michael Pearson, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 6, 2008, which is incorporated herein by reference.
10	.17†	Amendment to Executive Employment Agreement, dated as of November 30, 2009, between Valeant Pharmaceuticals International and J. Michael Pearson, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 1, 2009, which is incorporated herein by reference.
10	.18#	Acquisition Agreement, dated as of August 4, 2008, between Valeant Pharmaceuticals International and Meda AB, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 5, 2008, which is incorporated herein by reference.
10.19		Asset Transfer and License Agreement, dated as of August 4, 2008, between Valeant Pharmaceuticals International and Meda AB, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed August 5, 2008, which is incorporated herein by reference.
10	.20†	Performance Restricted Stock Unit and Matching RSU Award Agreement between Valeant Pharmaceuticals International and Peter J. Blott, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 27, 2008, which is incorporated herein by reference.

Exhibit
Number		Description

**10	.21	License and Collaboration Agreement, dated as of August 27, 2008, between Valeant Pharmaceuticals North America and Glaxo Group Limited, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A, filed August 29, 2008, which is incorporated herein by reference.
**10	.22	First Amendment to the GSK Retigabine Agreement, dated as of February 10, 2009, between Valeant Pharmaceuticals North America and Glaxo Group Limited, previously filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.
**10	.23#	Agreement and Plan of Merger, dated as of September 16, 2008, among Coria Laboratories, Ltd., the Shareholders of Coria Laboratories, Ltd., Valeant Pharmaceuticals International and CL Acquisition Corp., previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which is incorporated herein by reference.
**10	.24	Amendment to the Coria Merger Agreement, dated as of October 15, 2008, among Coria Laboratories, Ltd., the Shareholders of Coria Laboratories, Ltd., Valeant Pharmaceuticals International and CL Acquisition Corp., previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, which is incorporated herein by reference.
**10	.25#	Agreement and Plan of Merger, dated as of December 9, 2008, by and among Valeant Pharmaceuticals International, Descartes Acquisition Corp., Dow Pharmaceutical Sciences, Inc., and Harris Goodman, as Stockholder Representative, previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A, filed May 22, 2009, which is incorporated herein by reference.
** 10	.26#	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 28, 2009, by and among Valeant Pharmaceuticals International and Harris Goodman in his capacity as the Stockholder Representative on behalf of the Securityholders of Dow Pharmaceutical Sciences, Inc., previously filed as Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which is incorporated herein by reference.
10	.27†	Employment letter agreement, dated as of September 2, 2008, between Valeant Pharmaceuticals International and Steve T. Min, previously filed as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.
10	.28†	Employment letter agreement, dated as of August 25, 2008, between Valeant Pharmaceuticals International and Elisa Karlson, previously filed as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.
10	.29†	Employment letter agreement, dated as of December 17, 2008, between Valeant Pharmaceuticals International and Rajiv De Silva, previously filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.
10	.30†	Employment letter agreement, dated as of March 10, 2009, between the Registrant and Bhaskar Chaudhuri, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which is incorporated herein by reference.
10	.31†	Description of Registrant’s annual incentive plan for fiscal year 2009, previously described in Item 5.02 of the Registrant’s Current Report on Form 8-K, filed March 10, 2009, which is incorporated herein by reference.
**10	.32	Waiver, Release and Option Agreement for Taribavirin, effective as of May 29, 2009, by and between Valeant Pharmaceuticals International, Schering Corporation and Schering-Plough Ltd., previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which is incorporated herein by reference.
10.33		Exchange and Registration Rights Agreement, dated as of June 9, 2009, by and among Valeant Pharmaceuticals International, Goldman, Sachs & Co. and UBS Securities LLC as Representative of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the 8.375% Senior Notes due 2016, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed June 11, 2009, which is incorporated herein by reference.

Exhibit
Number		Description

10.34		Purchase Agreement, dated as of June 3, 2009, by and among Valeant Pharmaceuticals International, the Purchasers named in Schedule I thereto and the Guarantors (as defined therein), relating to the 8.375% Senior Notes due 2016, previously filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed June 11, 2009, which is incorporated herein by reference.
**10	.35	Product Commercialization Agreement, dated as of March 14, 2008, by and between Mylan Pharmaceuticals Inc. and Dow Pharmaceutical Sciences, Inc., previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which is incorporated herein by reference.
10.36		Form of Warrant issued pursuant to that certain Exchange Agreement, dated August 13, 2009, by and among Valeant Pharmaceuticals International and certain holders of the Company’s 3.00% Convertible Subordinated Notes due August 16, 2010, previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which is incorporated herein by reference.
10.37		Standstill and Board Nomination Agreement, dated as of December 17, 2009, by and between Valeant Pharmaceuticals International, ValueAct Capital Master Fund, L.P., VA Partners I, LLC, ValueAct Capital Management, L.P., ValueAct Capital Management, LLC, ValueAct Holdings, L.P., and ValueAct Holdings GP, LLC, and acknowledged and agreed to by Brandon B. Boze, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed December 21, 2009, which is incorporated herein by reference.
10	.38†	Valeant Pharmaceuticals International 2009 Stock Purchase Plan, previously filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, filed July 1, 2009, which is incorporated herein by reference.
21		Subsidiaries of the Registrant.
23		Consent of PricewaterhouseCoopers LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

*	None of the other indebtedness of the Registrant exceeds 10% of its total consolidated assets. The Registrant will furnish copies of the instruments relating to such other indebtedness upon request.

**	Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC. Such information has been omitted and filed separately with the Securities and Exchange Commission.

#	One or more exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We undertake to furnish supplementally a copy of any omitted exhibit to the SEC upon request.

†	Management contract or compensatory plan or arrangement.