Form 10-Q
period 2010-03-31
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2010-05-03
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-11397

Valeant Pharmaceuticals International
(Exact name of registrant as specified in its charter)

Delaware	33-0628076
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Enterprise Aliso Viejo, California	92656
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)
(949) 461-6000

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of April 30, 2010 was 75,694,787.

VALEANT PHARMACEUTICALS INTERNATIONAL

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

VALEANT PHARMACEUTICALS INTERNATIONAL

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited, in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$147,303	$68,080
Marketable securities	7,979	13,785
Accounts receivable, net	163,707	171,008
Inventories, net	111,719	105,900
Prepaid expenses	18,620	16,589
Current deferred tax assets, net	75,342	77,268
Income taxes receivable	2,515	3,584

Total current assets	527,185	456,214
Property, plant and equipment, net	128,527	126,811
Deferred tax assets, net	35,944	37,637
Goodwill	196,938	195,350
Intangible assets, net	467,058	470,346
Other assets	17,302	19,121

Total non-current assets	845,769	849,265

	$1,372,954	$1,305,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$39,258	$37,405
Accrued liabilities	214,695	215,932
Notes payable and current portion of long-term debt	49,075	48,462
Deferred revenue	17,861	21,612
Income taxes payable	10,284	6,720
Current deferred tax liabilities, net	554	358
Current liabilities for uncertain tax positions	646	646

Total current liabilities	332,373	331,135
Long-term debt, less current portion	553,858	552,127
Deferred tax liabilities, net	12,387	7,728
Liabilities for uncertain tax positions	13,303	13,115
Other liabilities	18,075	30,195

Total non-current liabilities	597,623	603,165

Total liabilities	929,996	934,300

Commitments and contingencies	—	—
Stockholders’ Equity:
Common Stock	783	774
Additional capital	1,015,098	986,393
Accumulated deficit	(606,027)	(642,043)
Accumulated other comprehensive income	33,083	26,035

Total Valeant stockholders’ equity	442,937	371,159
Noncontrolling interest	21	20

Total stockholders’ equity	442,958	371,179

	$1,372,954	$1,305,479

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2010 and 2009

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited, in thousands, except per share)

Revenues:
Product sales	$204,507	$152,833
Service revenue	4,960	6,738
Alliance revenue	22,524	18,352

Total revenues	231,991	177,923

Costs and expenses:
Cost of goods sold (excluding amortization)	54,203	39,697
Cost of services	3,166	4,326
Selling, general and administrative	70,541	64,216
Research and development costs, net	10,402	8,735
Special charges and credits	538	—
Restructuring and acquisition-related costs	1,024	1,211
Amortization expense	19,330	17,004

Total costs and expenses	159,204	135,189

Income from operations	72,787	42,734
Other income (expense), net including translation and exchange	(524)	1,212
Gain on early extinguishment of debt	—	4,599
Interest income	459	1,835
Interest expense	(13,090)	(8,013)

Income from continuing operations before income taxes	59,632	42,367
Provision for income taxes	24,030	11,569

Income from continuing operations	35,602	30,798
Income from discontinued operations, net of tax	415	398

Net income	36,017	31,196
Less: Net income attributable to noncontrolling interest	1	1

Net income attributable to Valeant	$36,016	$31,195

Basic income per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$0.45	$0.37
Income from discontinued operations attributable to Valeant	0.01	0.01

Net income per share attributable to Valeant	$0.46	$0.38

Diluted income per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$0.43	$0.37
Income from discontinued operations attributable to Valeant	0.01	—

Net income per share attributable to Valeant	$0.44	$0.37

Shares used in per share computation — Basic	78,465	82,548

Shares used in per share computation — Diluted	82,332	83,402

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2010 and 2009

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited, in thousands)

Net income	$36,017	$31,196
Other comprehensive income (loss):
Foreign currency translation adjustments	7,072	(29,485)
Unrealized gain on hedges	—	211
Pension liability adjustment	(24)	69

Comprehensive income	$43,065	$1,991

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and 2009

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited, in thousands)

Cash flows from operating activities:
Net income	$36,017	$31,196
Income from discontinued operations	415	398

Income from continuing operations	35,602	30,798
Adjustments to reconcile income from continuing operations to net cash provided by operating activities in continuing operations:
Depreciation and amortization	23,996	20,764
Provision for losses on accounts receivable and inventory	502	536
Stock compensation expense	4,946	4,322
Excess tax deduction from stock options exercised	(1,599)	—
Translation and exchange (gains) losses, net	106	(1,181)
Impairment charges and other non-cash items	2,644	5,508
Payments of accreted interest on long-term debt	—	(13,277)
Deferred income taxes	4,693	(2,201)
Gain on extinguishment of debt	—	(4,599)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,122	15,093
Inventories	(4,136)	(2,918)
Prepaid expenses and other assets	(102)	3,461
Trade payables and accrued liabilities	(3,536)	4,431
Income taxes	8,593	(9,960)
Other liabilities	(9,641)	(12,955)

Cash flow from operating activities in continuing operations	68,190	37,822
Cash flow from operating activities in discontinued operations	(41)	(2,149)

Net cash provided by operating activities	68,149	35,673

Cash flows from investing activities:
Capital expenditures	(3,889)	(7,076)
Proceeds from sale of assets	280	255
Proceeds from investments	5,674	13,541
Purchase of investments	—	(802)
Acquisition of businesses, license rights and product lines	(15,107)	(32,211)

Cash flow from investing activities in continuing operations	(13,042)	(26,293)
Cash flow from investing activities in discontinued operations	814	(10,273)

Net cash used in investing activities	(12,228)	(36,566)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(179)	(52,779)
Proceeds from issuance of long-term debt and notes payable	—	2,006
Stock option exercises and employee stock purchases	21,792	7,036
Payments of employee withholding taxes related to equity awards	(1,165)	—
Excess tax deduction from stock options exercised	1,599	—

Cash flow from financing activities in continuing operations	22,047	(43,737)
Cash flow from financing activities in discontinued operations	—	—

Net cash provided by (used in) financing activities	22,047	(43,737)

Effect of exchange rate changes on cash and cash equivalents	1,255	(15,043)

Net increase (decrease) in cash and cash equivalents	79,223	(59,673)
Cash and cash equivalents at beginning of period	68,080	199,582

Cash and cash equivalents at end of period	$147,303	$139,909

The accompanying notes are an integral part of these consolidated condensed financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)

1.	Organization and Summary of Significant Accounting Policies

Organization:  We are a multinational specialty pharmaceutical company that develops, manufactures and markets a broad range of pharmaceutical products. Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Merck & Co., Inc. (“Merck”) (formerly Schering-Plough), revenue from our Dow Pharmaceutical Sciences, Inc. (“Dow”) subsidiary’s agreement with Mylan Pharmaceuticals Inc. (“Mylan”), and revenues associated with the Collaboration and License Agreement with GSK (as defined in Note 4 below). We also generate alliance revenue and service revenue from the development of dermatological products by Dow.

Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements have been prepared by us in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared on the basis of U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The results of operations presented herein are not necessarily indicative of the results to be expected for a full year. Although we believe that all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the interim periods presented are included and that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The year-end condensed balance sheet data presented herein was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Recent Accounting Standards:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We adopted this guidance on January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued an accounting standards update that requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. This guidance eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. This guidance is effective for fiscal years ending after June 15, 2010, and may be applied prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update may have on our consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Restructuring

In March 2008, we initiated a program (the “2008 Restructuring”), to reduce our geographic footprint and product focus by restructuring our business in order to focus on the pharmaceutical markets in our core geographies of the United States, Canada and Australia and on the branded generics markets in Europe and Latin America. The 2008 Restructuring plan included actions to divest our operations in markets outside of these core geographic areas through sales of subsidiaries or assets and other strategic alternatives. In December 2008, as part of our efforts to align our infrastructure to the scale of our operations, we exercised our option to terminate the lease of our Aliso Viejo, California corporate headquarters as of December 2011 and as a result recorded a lease termination penalty of $3.2 million, which will be payable in October 2011.

The following table summarizes the restructuring costs, all of which are included in the Specialty pharmaceuticals segment, recorded in the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Employee severances (0 and 22 employees, respectively)	$(10)	$928
Contract cancellation and other costs	108	255

Subtotal: cash charges	98	1,183
Non-cash charges	—	28

Total restructuring costs	$98	$1,211

As of March 31, 2010, the restructuring accrual was $5.0 million and relates primarily to lease termination penalty and severance costs expected to be paid primarily during 2010, except for the lease termination penalty which will be paid in 2011. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows:

Reconciliation of Cash Payments and Accruals

Restructuring accrual, December 31, 2009	$6,444
Charges to earnings	98
Cash paid	(1,493)

Restructuring accrual, March 31, 2010	$5,049

The 2008 restructuring initiatives were substantially completed in 2009. We expect to continue to recognize costs through 2011 related to the accretion of lease termination penalty costs.

3.	Acquisition-Related Costs

In the three months ended March 31, 2010, we incurred the following acquisition-related costs:

Transaction costs	$548
Integration costs and other	378

Total acquisition-related costs	$926

Transaction costs include legal, accounting and other costs directly related to our business acquisitions. Integration costs and other primarily consists of severance for employees related to acquired businesses. These expenses are included in restructuring and acquisition-related costs in the statements of operations.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Collaborative Arrangements

Collaboration Agreement with GSK

In October 2008, we closed the worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with Glaxo Group Limited, a wholly-owned subsidiary of GlaxoSmithKline plc (“GSK”) to develop and commercialize retigabine, a first-in-class neuronal potassium channel opener for the treatment of adult epilepsy patients with refractory partial onset seizures, and its backup compounds and received $125.0 million in upfront fees from GSK upon the closing.

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

GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the U.S. Food and Drug Administration (“FDA”) of a new drug application (“NDA”) for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. If GSK terminates the Collaboration Agreement prior to December 31, 2010, we would be required to refund to GSK a portion of the upfront fee. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount that we would be required to refund to GSK to $30.0 million through March 31, 2010, with additional ratable reductions in the amount of the required refund during 2010 until reaching zero at December 31, 2010.

During the three months ended March 31, 2010 and 2009, the combined research and development expenses and pre-commercialization expenses incurred under the Collaboration Agreement by us and GSK were $11.3 million and $13.4 million, respectively, as outlined in the table below. We recorded a charge of $1.9 million and a credit of $1.4 million in the three months ended March 31, 2010 and 2009, respectively, against our share of the expenses to equalize our expenses with GSK, pursuant to the terms of the Collaboration Agreement.

	2010	2009

Valeant research and development costs	$3,691	$7,947
Valeant selling, general and administrative	28	149

	3,719	8,096
GSK expenses	7,556	5,303

Total spending for Collaboration Agreement	$11,275	$13,399

Equalization charge (credit)	$1,919	$(1,397)

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below outlines the alliance revenue, expenses incurred, associated credits against the expenses incurred, and remaining upfront payment for the Collaboration Agreement during the three months ended March 31, 2010:

			Selling,	Research
	Balance	Alliance	General and	and
Collaboration Accounting Impact	Sheet	Revenue	Administrative	Development

Upfront payment from GSK	$125,000	$—	$—	$—
Release from upfront payment in 2008/2009	(58,058)	—	—	—
Incurred cost in 2010	—	—	28	3,691
Incurred cost offset in 2010	(5,638)	—	(479)	(5,159)
Recognize alliance revenue	(4,139)	(4,139)	—	—

Release from upfront payment in 2010	(9,777)	—	—	—

Remaining upfront payment from GSK	$57,165	—	—	—

Total equalization payable to GSK	$(1,919)	—	451	1,468

Total expense and revenue		$(4,139)	$—	$—

Accrued liabilities	$40,680
Deferred revenue short-term	16,485

Remaining upfront payment from GSK	$57,165

Total combined expenses by us and GSK for the Collaboration Agreement through March 31, 2010 were $89.6 million.

Co-marketing Agreement with Spear

In February 2010, we entered into a co-marketing agreement with Spear Pharmaceuticals, Inc. and Spear Dermatology Products, Inc. (collectively “Spear”) for rights to commercialize Refissa®, a prescription-based topical tretinoin cream used to diminish fine wrinkles and fade irregular pigmentation due to sun damage. We paid Spear a $12.0 million upfront fee and could pay up to an additional $3.0 million in milestone payments if certain sales targets are achieved. The upfront fee and a $1.0 million milestone accrued as of March 31, 2010 are included in intangible assets in our condensed consolidated balance sheet, and are being amortized on a straight-line basis over the initial 10-year term of the agreement.

We will record the sales of Refissa® and related expenses in our condensed consolidated statements of operations. Under the agreement, we will pay Spear a percentage of net profits from the sale of Refissa® in the U.S. and a royalty on net sales of Refissa® in the rest of the world, which we will record in cost of goods sold.

5.	Special Charges and Credits

Special charges and credits in the three months ended March 31, 2010 primarily consists of legal fees related to the Spear Pharmaceuticals, Inc. matters, for which settlement was accrued in 2009. See Note 19 for additional information.

6.	Discontinued Operations

In September 2008, we sold our business operation located in Western and Eastern Europe, Middle East and Africa (the “WEEMEA business”) to Meda AB, an international specialty pharmaceutical company located in Stockholm, Sweden (“Meda”). Meda acquired our operating subsidiaries in those markets, and the rights to all products and licenses marketed by us in those divested regions as of the divestiture date.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2008, we sold our Infergen product rights to Three Rivers Pharmaceuticals, LLC. As of December 31, 2009, we received aggregate proceeds of $76.5 million for our Infergen product rights. We received $3.3 million in the three months ended March 31, 2010, with additional aggregate payments due through March 2011 of $10.2 million.

As a result of these dispositions, the results of the WEEMEA business and the Infergen operations have been reflected as discontinued operations in our condensed consolidated statement of operations for all periods. In addition, any cash flows related to these discontinued operations are presented separately in the condensed consolidated statements of cash flows.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	2010	2009

Income:
Numerator for basic and diluted earnings per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$35,601	$30,797
Income from discontinued operations attributable to Valeant	415	398

Net income attributable to Valeant	$36,016	$31,195

Shares:
Denominator for basic earnings per share attributable to Valeant:
Weighted shares outstanding	77,959	82,104
Vested stock equivalents (not issued)	506	444

Denominator for basic earnings per share attributable to Valeant	78,465	82,548
Denominator for diluted earnings per share attributable to Valeant:
Employee stock options	1,262	546
Convertible debt	882	—
Other dilutive securities	1,723	308

Dilutive potential common shares	3,867	854

Denominator for diluted earnings per share attributable to Valeant	82,332	83,402

Basic income per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$0.45	$0.37
Income from discontinued operations attributable to Valeant	0.01	0.01

Net income per share attributable to Valeant	$0.46	$0.38

Diluted income per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$0.43	$0.37
Income from discontinued operations attributable to Valeant	0.01	—

Net income per share attributable to Valeant	$0.44	$0.37

The 3.0% Notes and the 4.0% Notes, discussed in Note 10, allow us to settle any conversion by remitting to the note holder the principal amount of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in shares of our common stock. Only the conversion spread, which will be settled in

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock, results in potential dilution in our earnings-per-share computations as the accreted value of the notes will be settled for cash upon the conversion. The calculation of diluted earnings per share was not affected by the conversion spread in the three months ended March 31, 2009.

The following table summarizes the shares excluded from the calculation of diluted income per share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended
	March 31,
	2010	2009

Weighted average shares excluded:
Stock options	842	2,060
Restricted stock units	1,010	962

	1,852	3,022

8.	Detail of Certain Accounts

The following tables present the details of certain amounts included in our consolidated balance sheet as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Accounts receivable, net:
Trade accounts receivable	$129,719	$122,238
Royalties and profit share receivable	14,702	20,138
Other receivables	24,329	33,398

	168,750	175,774
Allowance for doubtful accounts	(5,043)	(4,766)

	$163,707	$171,008

Inventories, net:
Raw materials and supplies	$28,614	$27,880
Work-in-process	11,816	11,013
Finished goods	82,480	78,435

	122,910	117,328
Allowance for inventory obsolescence	(11,191)	(11,428)

	$111,719	$105,900

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Intangible Assets and Goodwill

Intangible assets:  As of March 31, 2010 and December 31, 2009, the components of intangible assets were as follows:

	Weighted	March 31, 2010			December 31, 2009
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives (years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Product intangibles
Neurology	13	$279,086	$(180,997)	$98,089	$278,944	$(174,744)	$104,200
Dermatology	15	329,839	(93,041)	236,798	314,850	(85,033)	229,817
Other	14	91,209	(49,828)	41,381	90,547	(48,408)	42,139

Total product intangibles	14	700,134	(323,866)	376,268	684,341	(308,185)	376,156
Outlicensed technology	10	70,000	(10,027)	59,973	70,000	(7,854)	62,146
Customer relationships	8	26,429	(3,427)	23,002	27,159	(2,764)	24,395
Trade names	Indefinite	7,815	—	7,815	7,649	—	7,649

Total intangible assets		$804,378	$(337,320)	$467,058	$789,149	$(318,803)	$470,346

Future amortization of intangible assets at March 31, 2010 is as follows:

	Scheduled Future Amortization Expense
	2010	2011	2012	2013	2014	Thereafter	Total

Product intangibles
Neurology	$18,281	$19,055	$17,954	$16,902	$16,360	$9,537	$98,089
Dermatology	24,566	33,184	33,184	31,562	29,755	84,547	236,798
Other	4,482	6,420	6,381	6,195	5,934	11,969	41,381
Outlicensed technology	6,519	8,693	7,513	7,513	6,134	23,601	59,973
Customer relationships	3,800	4,314	3,608	2,905	2,062	6,313	23,002

Total	$57,648	$71,666	$68,640	$65,077	$60,245	$135,967	$459,243

Amortization expense for the three months ended March 31, 2010 and 2009, was $19.3 million and $17.0 million, respectively, of which $16.8 million and $14.7 million, respectively, related to amortization of acquired product intangibles.

In the three months ended March 31, 2010, we acquired product intangibles in the U.S. and Canada, including Refissa® (see Note 4), for $14.8 million in cash consideration, of which $13.8 million was paid in the three months ended March 31, 2010. In the three months ended March 31, 2009, we acquired product intangibles in Poland for cash consideration of $1.0 million, of which $0.4 million was paid in the three months ended March 31, 2009.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill:  The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2010, are as follows:

	Specialty	Branded Generics —	Branded Generics —
	Pharmaceuticals	Europe	Latin America	Total

Balance, December 31, 2009	$175,605	$10,408	$9,337	$195,350
Additions(a)	362	—	26	388
Other(b)	631	19	550	1,200

Balance, March 31, 2010	$176,598	$10,427	$9,913	$196,938

(a)	Additions due to finalization of allocation of fair value of assets acquired and liabilities assumed.

(b)	Primarily related to the effect of changes in foreign currency exchange rates.

10.	Long-term Debt

8.375% Senior Notes

In June 2009, we issued $365.0 million aggregate principal amount of senior notes (the “8.375% Senior Notes”), which bear a coupon interest rate of 8.375% and are due June 15, 2016. The 8.375% Senior Notes were issued at a discounted price of 96.797%, resulting in an effective annual yield of 9.0%. Interest is payable in arrears semi-annually on each June 15 and December 15. The 8.375% Senior Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. If we experience a change of control, we may be required to offer to purchase the 8.375% Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, plus liquidated damages, if any, to the redemption date. The indenture governing the 8.375% Senior Notes contains covenants that will limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional debt; pay dividends or make other distributions; repurchase capital stock; repurchase subordinated debt and make certain investments; create liens; create restrictions on the payment of dividends and other amounts to us from restricted subsidiaries; sell assets or merge or consolidate with or into other companies; and engage in transactions with affiliates. As of March 31, 2010, we were in compliance with these covenants.

The 8.375% Senior Notes were sold in accordance with Rule 144A of the Securities Act and Regulation S of the Securities Act, and we were obligated (i) to file a registration statement with the SEC that would enable the holders of the 8.375% Senior Notes to exchange them for publicly registered notes having substantially the same terms and (ii) to complete such exchange offer within 365 days after June 9, 2009. On March 5, 2010, we filed a registration statement on Form S-4, which was declared effective on March 29, 2010. The exchange offer for the 8.375% Senior Notes commenced on March 30, 2010 and expired on April 28, 2010.

3.0% and 4.0% Convertible Subordinated Notes

In November 2003, we issued $240.0 million aggregate principal amount of 3.0% Convertible Subordinated Notes due August 2010 (the “3.0% Notes”) and $240.0 million aggregate principal amount of 4.0% Convertible Subordinated Notes due 2013 (the “4.0% Notes”), which were issued as two series of notes under a single indenture. Interest on the 3.0% Notes is payable semi-annually on February 16 and August 16 of each year. Interest on the 4.0% Notes is payable semi-annually on May 15 and November 15 of each year. We have the right to redeem the 4.0% Notes, in whole or in part, at their principal amount on or after May 20, 2011. The 3.0% Notes and 4.0% Notes are convertible into our common stock at an initial conversion rate of 31.6336 shares per $1,000 principal amount of notes, subject to adjustment. Upon conversion, we will have the right to satisfy the conversion obligations by delivery, at our option in shares of our common stock, in cash or in a combination thereof. It is our intent to settle the principal amount of the 3.0% Notes and 4.0% Notes in cash. The 3.0% Notes and 4.0% Notes are subordinated unsecured obligations, ranking in right of payment behind our senior debt, if any. As of March 31, 2010,

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$48.9 million aggregate principal amount of 3.0% Notes and $225.0 million aggregate principal amount of 4.0% Notes were outstanding.

During the three months ended March 31, 2009, we purchased an aggregate of $65.7 million principal amount of the 3.0% Notes at a purchase price of $64.3 million. The carrying amount of the 3.0% Notes purchased was $61.6 million and the estimated fair value of the Notes exclusive of the conversion feature was $57.0 million. The difference between the carrying amount and the estimated fair value was recognized as a gain of $4.6 million upon early extinguishment of debt. The difference between the estimated fair value of $57.0 million and the purchase price of $64.3 million was $7.3 million and was charged to additional capital. A portion of the purchase price was attributable to accreted interest on the debt discount and deferred loan costs and is presented in the statement of cash flows for the three months ended March 31, 2009 as payments of accreted interest on long-term debt in cash flow from operating activities in continuing operations.

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

During the year ended December 31, 2009, corresponding to the partial redemption of the 3.0% Notes, we also effected a proportionate partial termination of the Convertible Note Hedge, reducing the number of shares covered by the Convertible Note Hedge by 4,780,913 shares. As of March 31, 2010 and December 31, 2009, the number of shares covered by the Convertible Note Hedge was 7,872,527, the same number of shares underlying the conversion of the remaining balance of $48.9 million principal amount of the 3.0% Notes and $200.0 million principal amount of the 4.0% Notes.

The estimated fair value of our 3.0% Notes, 4.0% Notes and the 8.375% Senior Notes, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $760.0 million and $697.8 million at March 31, 2010 and December 31, 2009, respectively, compared to its carrying value of $601.0 million and $598.6 million, respectively, and principal amount of $638.8 million.

11.	Income Taxes

The income tax provision for the three months ended March 31, 2010 consists of $13.6 million related to the expected taxes on earnings in tax jurisdictions outside the U.S. and $10.4 million related to U.S. federal and state income taxes. Our effective tax rate at March 31, 2010 of 40.3% differs from the statutory U.S. federal rate primarily due to state income taxes. The effective tax rate for the three months ended March 31, 2010 of 40.3% as compared to 27.3% for the three months ended March 31, 2009, was higher due to the release of the valuation allowance on U.S. net deferred tax assets during the fourth quarter of 2009.

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $4.4 million as of March 31, 2010 and December 31, 2009.

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of March 31, 2010, we had $19.2 million of unrecognized tax benefits, which included $4.5 million relating to interest and penalties. Of the total unrecognized tax benefits, $15.6 million would reduce our effective tax rate, if recognized.

The Internal Revenue Service is currently auditing our U.S. consolidated income tax returns for the 2007 and 2008 tax years. During the first quarter of 2010, several states have initiated tax audits for the years 2002 through 2007. Additionally, one of our Mexican subsidiaries is under examination for the 2004 tax year.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of March 31, 2010, we had accrued $3.5 million for interest and $1.0 million for penalties. We accrued additional interest and penalties of $0.2 million during the three months ended March 31, 2010.

12.	Derivative Financial Instruments

Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. We use derivative financial instruments to hedge foreign currency exposures. We do not speculate in derivative instruments in order to profit from foreign currency exchange fluctuations; nor do we enter into trades for which there is no underlying exposure.

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

The table below summarizes the fair value and balance sheet location of our outstanding derivatives at March 31, 2010 and December 31, 2009:

	As of March 31, 2010
		Asset Derivatives		Liability Derivatives
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
Description	Amount	Location	Value	Location	Value

Undesignated hedges	$30,529	Other assets	$97	Accrued liabilities	$(237)
Net investment derivative contracts	24,550	Other assets	29	—	—

	As of December 31, 2009
		Asset Derivatives		Liability Derivatives
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
Description	Amount	Location	Value	Location	Value

Undesignated hedges	$29,721	Other assets	$330	Accrued liabilities	$(334)
Net investment derivative contracts	24,640	Other assets	231	—	—

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the information related to changes in the fair value of our derivative instruments for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010
		Net	Cash
		Investment	Flow
	Undesignated	Derivative	Derivative
Description	Hedges	Contracts	Contracts

Loss recognized in currency translation adjustment in other comprehensive income	$—	$(256)	$—
Loss recognized in exchange gain / loss	(761)	—	—

	Three Months Ended March 31, 2009
		Net	Cash
		Investment	Flow
	Undesignated	Derivative	Derivative
Description	Hedges	Contracts	Contracts

Gain recognized in currency translation adjustment in other comprehensive income	$—	$2,673	$—
Gain recognized in other comprehensive income	—	—	211
Loss recognized in exchange gain / loss	(135)	—	—

See Note 13 for additional information about the fair value of our derivative instruments.

13.	Fair Value Measurements

Fair value measurements are based on a three-tier hierarchy that prioritizes inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010 and December 31, 2009:

	Assets (Liabilities)
	March 31, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Undesignated hedges	$—	$(140)	$—	$—	$(4)	$—
Net investment derivative contracts	—	29	—	—	231	—

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

14.	Stock and Stock Incentive Programs

Common Stock:  We are authorized to issue 200 million shares of $0.01 par value common stock. The number of shares outstanding as of March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009

Shares outstanding	78,304	77,350
Shares held in treasury	25,465	25,466

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock and Securities Repurchase Programs:  In October 2008, our board of directors authorized us to repurchase up to $200.0 million of our outstanding securities in a 24-month period ending October 2010, unless earlier terminated or completed. In May 2009, our board of directors increased the authorization to $500.0 million, over a period ending in May 2011. In March 2010, our board of directors further increased the authorization to $1.0 billion over a period ending in March 2013. Under the program, purchases of outstanding senior notes, convertible subordinated notes or common stock may be made from time to time on the open market, in privately negotiated transactions, pursuant to tender offers or otherwise, including pursuant to one or more trading plans, at times and in amounts as we see appropriate. The amount of securities to be purchased and the timing of such purchases are subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements and alternate investment opportunities. The securities repurchase program may be modified or discontinued at any time. We did not repurchase any securities during the three months ended March 31, 2010.

Stock-based compensation:  During the three months ended March 31, 2010, we granted an aggregate of 134,084 time-vested restricted stock units, which vest based upon service conditions, to certain executives and employees of the Company. During the three months ended March 31, 2010, we granted certain executives of the Company an aggregate of 374,201 performance-based restricted stock units, which vest based upon both service and certain stock price appreciation conditions. During the three months ended March 31, 2010 we granted an aggregate of 1,061,000 stock options to certain employees at a weighted-average exercise price of $38.48.

A summary of stock compensation expense in continuing operations for our stock incentive plans for the three months ended March 31, 2010 and 2009 is presented below:

	Three Months
	Ended
	March 31,
	2010	2009

Phantom and restricted stock units	$4,298	$2,828
Employee stock options	648	1,494

Total stock-based compensation	$4,946	$4,322

Future stock compensation expense for restricted stock units and stock option incentive awards outstanding as of March 31, 2010 is as follows:

Remainder of 2010	$19,149
2011	18,931
2012	12,996
2013	8,032
2014	1,576
2015	72

$60,756

15.	Business Segments

Our products are sold through three segments comprising Specialty pharmaceuticals, Branded generics — Europe and Branded generics — Latin America. The Specialty pharmaceuticals segment revenues include product revenues primarily from the U.S., Canada, Australia and New Zealand. The Branded generics — Europe segment revenues include product revenues from branded generic pharmaceutical products primarily in Poland, Hungary, the Czech Republic and Slovakia. The Branded generics — Latin America segment revenues include product

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues from branded generic pharmaceutical products and over the counter products primarily in Mexico and Brazil.

Additionally, we generate alliance revenue, including royalties from the sale of ribavirin by Merck, revenue from Mylan pursuant to an agreement with Dow, royalty payments on net sales of Cesamet in the U.S. through license agreements entered into with Meda in September 2009 and revenues associated with the Collaboration Agreement with GSK. We also generate alliance revenue and service revenue from the development of dermatological products from our Dow subsidiary, as well as payments received from licensing of certain other products (see Note 16).

The following table sets forth the amounts of our segment revenues and operating income for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Revenues
Specialty pharmaceuticals product sales	$120,742	$86,313
Specialty pharmaceuticals service and alliance revenue(1)	22,523	11,905
Branded generics — Europe product sales	41,708	35,338
Branded generics — Latin America product sales	42,057	31,182
Alliances (ribavirin royalties only)	4,961	13,185

Consolidated revenues	$231,991	$177,923

Operating Income
Specialty pharmaceuticals	$61,191	$28,250
Branded generics — Europe	10,879	8,864
Branded generics — Latin America	13,498	12,208

	85,568	49,322
Alliances	4,961	13,185
Corporate	(16,180)	(18,562)

Subtotal	74,349	43,945
Special charges and credits	(538)	—
Restructuring and acquisition-related costs	(1,024)	(1,211)

Consolidated segment operating income	72,787	42,734
Interest income	459	1,835
Interest expense	(13,090)	(8,013)
Gain on early extinguishment of debt	—	4,599
Other income (expense), net including translation and exchange	(524)	1,212

Income from continuing operations before income taxes	$59,632	$42,367

(1)	Specialty pharmaceuticals service and alliance revenue consists of:

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009

Service revenue	$4,960	$6,738
1% clindamycin and 5% benzoyl peroxide gel (IDP-111) profit share	9,298	—
Other royalties	3,425	1,849
License payments	701	—
GSK Collaboration	4,139	3,318

Total specialty pharmaceuticals services and alliance revenue	$22,523	$11,905

Restructuring charges, acquisition-related costs and special charges and credits are not included in the applicable segments as management excludes these items in assessing the financial performance of these segments, primarily due to their non-operational nature. Stock-based compensation expense is considered a corporate cost since the amount of such charges depends on corporate-wide performance rather than the operating performance of any single segment.

The following table sets forth net revenues by geographic area for the three months ended March 31, 2010 and 2009. Revenues are classified based on geographic location of the customers, or for certain exported products and license revenue, by county of domicile.

	March 31,	March 31,
	2010	2009

Revenues
U.S.	$106,067	$74,496
Poland	33,182	27,754
Mexico	32,575	24,587
Other	60,167	51,086

Total	$231,991	$177,923

The following table sets forth our total assets by segment as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Total Assets
Specialty pharmaceuticals	$693,978	$699,354
Branded generics — Europe	188,833	184,862
Branded generics — Latin America	243,324	161,372
Alliances	5,062	8,905
Corporate	241,757	250,986

Total	$1,372,954	$1,305,479

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2010 and 2009, two customers each accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates and to Cardinal Health in the United States, Canada and Mexico are detailed in the following table:

	Three Months Ended
	March 31,
	2010	2009

Sales:
McKesson	$40,905	$33,259
Cardinal	26,767	21,246
Percentage of total product sales:
McKesson	20%	22%
Cardinal	13%	14%

16.	Alliance Revenue

Alliance revenue includes the royalties received from the sale of ribavirin and from patent protected formulations developed by Dow and licensed to third parties, licensing payments received and revenues associated with the Collaboration Agreement with GSK. In addition, beginning in the third quarter of 2009, we receive profit sharing payments equal to a majority portion of the net profits on the sale of 1% clindamycin and 5% benzoyl peroxide gel by Mylan and royalty payments on net sales of Cesamet in the U.S. through a license agreement entered into with Meda in September 2009. We will also receive future royalty payments on Meda’s net sales of two dermatology products in Europe pursuant to license agreements entered into with Meda. The following table provides the details of our alliance revenue in the three months ended March 31, 2010 and 2009:

	2010	2009

Ribavirin royalty	$4,961	$13,185
1% clindamycin and 5% benzoyl peroxide gel (IDP-111) profit share	9,298	—
Other royalties	3,425	1,849
License payments	701	—
GSK Collaboration	4,139	3,318

Total alliance revenue	$22,524	$18,352

17.	Related Parties

Robert A. Ingram was Vice Chairman Pharmaceuticals of GSK from January 2008 through December 2009, and serves as a strategic advisor to the Chief Executive Officer of GSK since January 2010. Mr. Ingram has been elected to our board of directors since 2003. In 2008, Mr. Ingram became our board’s lead director. Stephen F. Stefano was Senior Vice President of GSK’s Payor Markets Division from January 2001 through November 2009. Effective March 25, 2009, Mr. Stefano was elected by our board of directors to fill an open board position in the class expiring in 2010. See Note 4 for discussion of the Collaboration Agreement with GSK.

Anders Lönner has been the Group President and Chief Executive Officer of Meda since 1999, and serves on Meda’s board of directors. Effective January 7, 2009, Mr. Lönner was elected by our board of directors to fill an open board position in the class expiring in 2011. See Notes 6 and 16 for discussion of transactions with Meda.

18.	Condensed Consolidating Financial Information

In June 2009, we issued the 8.375% Senior Notes that are fully, unconditionally and jointly and severally guaranteed by certain of our 100% owned subsidiaries. We are required to present condensed consolidating financial information in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10. The following condensed consolidating financial information presents the results of operations, financial

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position and cash flows of Valeant Pharmaceuticals International (“VPI”), its Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information on a consolidated basis as of March 31, 2010 and December 31, 2009 and for the three-month periods ended March 31, 2010 and 2009:

Condensed Consolidating Balance Sheet
March 31, 2010
(Unaudited)

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$32,143	$115,160	$—	$147,303
Marketable securities	—	7,979	—	—	7,979
Accounts receivable, net	—	67,074	96,776	(143)	163,707
Intercompany receivables	—	150,907	25,496	(176,403)	—
Inventories, net	—	19,673	93,133	(1,087)	111,719
Prepaid expenses	70	14,402	4,148	—	18,620
Current deferred tax assets, net	—	61,192	14,150	—	75,342
Income taxes receivable	—	—	2,515	—	2,515

Total current assets	70	353,370	351,378	(177,633)	527,185
Property, plant and equipment, net	—	9,574	118,953	—	128,527
Deferred tax assets, net	—	30,857	5,087	—	35,944
Goodwill	—	118,706	78,232	—	196,938
Intangible assets, net	—	368,134	98,924	—	467,058
Investment in subsidiaries	613,351	10,274	—	(623,625)	—
Intercompany receivables	423,859	150,000	100,910	(674,769)	—
Other assets	8,130	3,182	5,990	—	17,302

Total non-current assets	1,045,340	690,727	408,096	(1,298,394)	845,769

	$1,045,410	$1,044,097	$759,474	$(1,476,027)	$1,372,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$—	$14,771	$24,487	$—	$39,258
Intercompany payables	—	25,496	150,907	(176,403)	—
Accrued liabilities	237	169,121	45,500	(163)	214,695
Notes payable and current portion of long-term debt	48,111	11	953	—	49,075
Deferred revenue	—	17,576	285	—	17,861
Income taxes payable	—	1,416	8,868	—	10,284
Current deferred tax liabilities, net	—	—	554	—	554
Current liabilities for uncertain tax positions	—	646	—	—	646

Total current liabilities	48,348	229,037	231,554	(176,566)	332,373
Long-term debt, less current portion	552,892	—	966	—	553,858
Deferred tax liabilities, net	1,233	—	11,154	—	12,387
Liabilities for uncertain tax positions	—	12,538	765	—	13,303
Intercompany payables	—	524,769	150,000	(674,769)	—
Other liabilities	—	11,210	6,865	—	18,075

Liabilities of discontinued operations	—	—	—	—	—

Total non-current liabilities	554,125	548,517	169,750	(674,769)	597,623

Total liabilities	602,473	777,554	401,304	(851,335)	929,996

Total Valeant stockholders’ equity	442,937	266,543	358,149	(624,692)	442,937
Noncontrolling interest	—	—	21	—	21

Total stockholders’ equity	442,937	266,543	358,170	(624,692)	442,958

	$1,045,410	$1,044,097	$759,474	$(1,476,027)	$1,372,954

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2009
(Unaudited)

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$26,182	$41,898	$—	$68,080
Marketable securities	—	13,781	4	—	13,785
Accounts receivable, net	—	80,443	90,706	(141)	171,008
Intercompany receivables	—	93,488	32,128	(125,616)	—
Inventories, net	—	21,159	85,086	(345)	105,900
Prepaid expenses	116	12,700	3,773	—	16,589
Current deferred tax assets, net	—	69,917	7,351	—	77,268
Income taxes receivable	—	1,630	1,954	—	3,584

Total current assets	116	319,300	262,900	(126,102)	456,214
Property, plant and equipment, net	—	10,437	116,374	—	126,811
Deferred tax assets, net	9,575	23,406	4,656	—	37,637
Goodwill	—	118,706	76,644	—	195,350
Intangible assets, net	—	370,988	99,358	—	470,346
Investment in subsidiaries	524,457	12,613	—	(537,070)	—
Intercompany receivables	426,124	150,000	100,905	(677,029)	—
Other assets	9,510	3,384	6,227	—	19,121

Total non-current assets	969,666	689,534	404,164	(1,214,099)	849,265

	$969,782	$1,008,834	$667,064	$(1,340,201)	$1,305,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$—	$9,426	$27,979	$—	$37,405
Intercompany payables	—	32,127	93,489	(125,616)	—
Accrued liabilities	—	165,681	50,415	(164)	215,932
Notes payable and current portion of long-term debt	47,618	14	830	—	48,462
Deferred revenue	—	21,330	282	—	21,612
Income taxes payable	—	1,995	4,725	—	6,720
Current deferred tax liabilities, net	—	—	358	—	358
Current liabilities for uncertain tax positions	—	646	—	—	646

Total current liabilities	47,618	231,219	178,078	(125,780)	331,135
Long-term debt, less current portion	551,005	—	1,122	—	552,127
Deferred tax liabilities, net	—	—	7,728	—	7,728
Liabilities for uncertain tax positions	—	12,391	724	—	13,115
Intercompany payables	—	527,029	150,000	(677,029)	—
Other liabilities	—	23,740	6,455	—	30,195

Total non-current liabilities	551,005	563,160	166,029	(677,029)	603,165

Total liabilities	598,623	794,379	344,107	(802,809)	934,300

Total Valeant stockholders’ equity	371,159	214,455	322,937	(537,392)	371,159
Noncontrolling interest	—	—	20	—	20

Total stockholders’ equity	371,159	214,455	322,957	(537,392)	371,179

	$969,782	$1,008,834	$667,064	$(1,340,201)	$1,305,479

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2010
(Unaudited)

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Product sales	$—	$87,040	$118,984	$(1,517)	$204,507
Service revenue	—	3,388	1,570	2	4,960
Alliance revenue	—	22,524	—	—	22,524

Total revenues	—	112,952	120,554	(1,515)	231,991

Costs and expenses:
Cost of goods sold (excluding amortization)	—	12,985	42,289	(1,071)	54,203
Cost of services	—	1,856	1,310	—	3,166
Selling, general and administrative	—	34,220	36,321	—	70,541
Research and development costs, net	—	8,239	2,163	—	10,402
Special charges and credits	—	538	—	—	538
Restructuring and acquisition-related costs	—	128	896	—	1,024
Amortization expense	—	15,853	3,477	—	19,330

Total costs and expenses	—	73,819	86,456	(1,071)	159,204

Income (loss) from operations	—	39,133	34,098	(444)	72,787
Other income (expense), net including translation and exchange	42,747	299	(823)	(42,747)	(524)
Loss on early extinguishment of debt	—	—	—	—	—
Interest income	—	873	369	(783)	459
Interest expense	(12,991)	(124)	(758)	783	(13,090)

Income from continuing operations before income taxes	29,756	40,181	32,886	(43,191)	59,632
Provision (benefit) for income taxes	(6,260)	17,224	13,066	—	24,030

Income from continuing operations	36,016	22,957	19,820	(43,191)	35,602
Income (loss) from discontinued operations, net of tax	—	(4)	419	—	415

Net income	36,016	22,953	20,239	(43,191)	36,017
Less: Net income attributable to noncontrolling interest	—	—	1	—	1

Net income attributable to Valeant	$36,016	$22,953	$20,238	$(43,191)	$36,016

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2009
(Unaudited)

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Product sales	$—	$67,888	$86,239	$(1,294)	$152,833
Service revenue	—	5,200	1,610	(72)	6,738
Alliance revenue	—	18,352	—	—	18,352

Total revenues	—	91,440	87,849	(1,366)	177,923

Costs and expenses:
Cost of goods sold (excluding amortization)	—	11,589	30,097	(1,989)	39,697
Cost of services	—	3,247	1,079	—	4,326
Selling, general and administrative	—	35,730	28,486	—	64,216
Research and development costs, net	—	8,064	681	(10)	8,735
Restructuring and acquisition-related costs	—	1,211	—	—	1,211
Amortization expense	—	15,720	1,284	—	17,004

Total costs and expenses	—	75,561	61,627	(1,999)	135,189

Income (loss) from operations	—	15,879	26,222	633	42,734
Other income, net including translation and exchange	35,839	56	1,156	(35,839)	1,212
Gain on early extinguishment of debt	4,599	—	—	—	4,599
Interest income	—	357	1,484	(6)	1,835
Interest expense	(7,733)	(229)	(57)	6	(8,013)

Income from continuing operations before income taxes	32,705	16,063	28,805	(35,206)	42,367
Provision for income taxes	1,510	836	9,223	—	11,569

Income from continuing operations	31,195	15,227	19,582	(35,206)	30,798
Income (loss) from discontinued operations, net of tax	—	(121)	519	—	398

Net income	31,195	15,106	20,101	(35,206)	31,196
Less: Net income attributable to noncontrolling interest	—	—	1	—	1

Net income attributable to Valeant	$31,195	$15,106	$20,100	$(35,206)	$31,195

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2010
(Unaudited)

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by operating activities	$9,662	$49,077	$9,410	$—	$68,149

Cash flows from investing activities:
Capital expenditures	—	(309)	(3,580)	—	(3,889)
Proceeds from sale of assets	—	—	280	—	280
Proceeds from investments	—	5,670	4	—	5,674
Acquisition of businesses, license rights and product lines	—	(12,000)	(3,107)	—	(15,107)
Cash flow from investing activities in continuing operations	—	(6,639)	(6,403)	—	(13,042)
Cash flow from investing activities in discontinued operations	—	3,308	(2,494)	—	814

Net cash (used in) provided by investing activities	—	(3,331)	(8,897)	—	(12,228)

Cash flows from financing activities:
Payments on long-term debt and notes payable	—	(3)	(176)	—	(179)
Proceeds from issuance of long-term debt and notes payable	—	—	—	—	—
Stock option exercises and employee stock purchases	21,792	—	—	—	21,792
Payments of employee withholding taxes related to equity awards	(1,165)	—	—	—	(1,165)
Excess tax deduction from stock options exercised	1,599	—	—	—	1,599
Intercompany	(31,888)	(39,782)	71,670	—	—

Cash flow from financing activities in continuing operations	(9,662)	(39,785)	71,494	—	22,047
Cash flow from financing activities in discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	(9,662)	(39,785)	71,494	—	22,047

Effect of exchange rate changes on cash and cash equivalents	—	—	1,255	—	1,255

Net decrease in cash and cash equivalents	—	5,961	73,262	—	79,223
Cash and cash equivalents at beginning of period	—	26,182	41,898	—	68,080

Cash and cash equivalents at end of period	$—	$32,143	$115,160	$—	$147,303

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2009
(Unaudited)

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(8,384)	$40,644	$14,913	$(11,500)	$35,673

Cash flows from investing activities:
Capital expenditures	—	(2,619)	(4,457)	—	(7,076)
Proceeds from sale of assets	—	—	255	—	255
Proceeds from investments	—	13,349	192	—	13,541
Purchase of investments	—	—	(802)	—	(802)
Acquisition of businesses, license rights and product lines	—	(30,991)	(1,220)	—	(32,211)

Cash flow from investing activities in continuing operations	—	(20,261)	(6,032)	—	(26,293)
Cash flow from investing activities in discontinued operations	—	(12,634)	2,361	—	(10,273)

Net cash (used in) provided by investing activities	—	(32,895)	(3,671)	—	(36,566)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(50,937)	(84)	(1,758)	—	(52,779)
Proceeds from issuance of long-term debt and notes payable	—	—	2,006	—	2,006
Stock option exercises and employee stock purchases	7,036	—	—	—	7,036
Intercompany and dividends	52,285	(51,711)	(12,074)	11,500	—

Cash flow from financing activities in continuing operations	8,384	(51,795)	(11,826)	11,500	(43,737)
Cash flow from financing activities in discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	8,384	(51,795)	(11,826)	11,500	(43,737)

Effect of exchange rate changes on cash and cash equivalents	—	—	(15,043)	—	(15,043)

Net decrease in cash and cash equivalents	—	(44,046)	(15,627)	—	(59,673)
Cash and cash equivalents at beginning of period	—	56,280	143,302	—	199,582

Cash and cash equivalents at end of period	$—	$12,234	$127,675	$—	$139,909

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Commitments and Contingencies

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

Permax Product Liability Cases:  On August 27, 2008, we were served complaints in six separate cases by plaintiffs Prentiss and Carol Harvey; Robert and Barbara Branson; Dan and Mary Ellen Leach; Eugene and Bertha Nelson; Beverly Polin; and Ira and Michael Price against Eli Lilly and Company and Valeant Pharmaceuticals International in Superior Court, Orange County, California (the “California Permax Actions”). The California Permax Actions were consolidated under the heading of Branson v. Eli Lilly and Company, et al. On September 15, 2008, we were served a complaint in a case captioned Linda R. O’Brien v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Teva Pharmaceutical Industries, Ltd., Par Pharmaceutical Companies, Inc., and Ivax Corporation in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida. On March 24, 2009, we were named as a defendant in the following cases: Richard Andrew Baker v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Par Pharmaceutical Companies, Inc., Pfizer, Inc. and Pharmacia Corporation in the United States District Court for the Northern District of Ohio, Eastern Division; Edwin Elling v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc. and Athena Neurosciences, Inc. in the United Stated District Court for the Northern District of Texas, Ft. Worth Division; and Judith LaVois v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc. and Teva Pharmaceuticals USA, Inc. in the United States District Court for the Southern District of Texas, Houston Division. On March 25, 2009, we were named as a defendant in a case captioned Penny M. Hagerman v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc., and Athena Neurosciences, Inc. in the United States District Court for the District of Colorado. Eli Lilly, initial holder of the right granted by the FDA to market and sell Permax in the United States, which right was licensed to Amarin Pharmaceuticals Inc. and assigned to Valeant, and the source of the manufactured product, has also been named in the suits. On January 15, 2010, we reached an agreement in principle with plaintiffs to settle the O’Brien, Baker, Elling, LaVois and Hagerman matters, for which documentation is being finalized. Settlement amounts were accrued in 2009 and were not material to our financial results. We are in the process of defending the California Permax Actions. In addition to the lawsuits described above, we have received, and from time to time receive, communications from third parties relating to potential claims that may be asserted with respect to Permax.

Eli Lilly:  On January 12, 2009, we were served a complaint in an action captioned Eli Lilly and Company v. Valeant Pharmaceuticals International, Case No. 1:08-cv-1720-SEB-TAB in the U.S. District Court for the Southern District of Indiana, Indianapolis Division (the “Lilly Action”). In the Lilly Action, Lilly brought a claim against us for breach of contract and seeks a declaratory judgment arising out of a February 25, 2004 letter agreement between and among Lilly, Valeant and Amarin Corporation, plc related to cost-sharing for product liability claims related to the pharmaceutical Permax. On March 2, 2009, we filed counterclaims against Lilly seeking a declaratory judgment and indemnification under the letter agreement. On August 24, 2009, Lilly filed a motion for partial summary judgment. The Court has ordered that Valeant is entitled to take additional discovery

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to Lilly’s motion for partial summary judgment prior to responding. We are in the process of defending the Lilly Action, and discovery is ongoing.

Spear Pharmaceuticals, Inc.:  On December 17, 2007, Spear Pharmaceuticals, Inc. and Spear Dermatology Products, Inc. (collectively “Spear”) filed a complaint in federal court for the District of Delaware, Case No. 07-821 (the “Delaware Action”), against Valeant and investment firm William Blair & Company, LLC. Plaintiffs allege that while William Blair was engaged in connection with the possible sale of plaintiffs’ generic tretinoin business, plaintiffs disclosed to William Blair the development of generic Efudex in their product pipeline. Plaintiffs further allege that William Blair, while under confidentiality obligations to plaintiffs, shared such information with Valeant and that Valeant then filed a Citizen Petition with the FDA requesting that any abbreviated new drug application for generic Efudex include a study on superficial basal cell carcinoma. Arguing that Valeant’s Citizen Petition caused the FDA to delay approval of their generic Efudex, plaintiffs sought damages for Valeant’s alleged breach of contract, trade secret misappropriation and unjust enrichment, in addition to other causes of action against William Blair.

On April 11, 2008, the FDA approved an Abbreviated New Drug Application (“ANDA”) for a 5% fluorouracil cream sponsored by Spear Pharmaceuticals, Inc. (“Spear Pharmaceuticals”). On April 11, 2008, the FDA also responded to our Citizen Petition that was filed on December 21, 2004 and denied our request that the FDA refrain from approving any ANDA for a generic version of Efudex unless the application contains data from an adequately designed comparative clinical study conducted in patients with superficial basal cell carcinoma. On April 25, 2008, Valeant filed a Complaint and an application for a temporary restraining order (“TRO”) against Michael O. Leavitt and Andrew C. Von Eschenbach, in their official capacities at the FDA, in the United States District Court for the Central District of California (the “California Action”), seeking to suspend the FDA’s approval of Spear Pharmaceuticals’ ANDA. On September 23, 2008, following a stay of the proceedings and various pre-trial motions, we filed an Amended Complaint under the Administrative Procedure Act challenging the FDA’s initial decision to approve Spear Pharmaceuticals’ ANDA, the FDA’s re-affirmance of the decision to approve Spear Pharmaceuticals’ ANDA and the FDA’s denial of Valeant’s Citizen’s Petition. On September 14, 2009, the Court ruled in favor of Spear and the FDA. On October 19, 2009, we filed a notice to appeal.

On January 7, 2010, we reached an agreement with Spear to settle both the Delaware Action and the California Action. On February 10, 2010, we voluntarily dismissed our appeal relating to the California Action. On February 12, 2010, the Delaware Action was dismissed with prejudice. All disputes between Spear and Valeant have now been resolved.

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

VALEANT PHARMACEUTICALS INTERNATIONAL

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

20.	Subsequent Events

On April 7, 2010, we acquired all of the outstanding stock of Instituto Terapeutico Delta Ltda (“Delta”), a privately-held company located in Brazil, and additionally acquired a manufacturing facility in Brazil for aggregate consideration of approximately $56.0 million. The purchase price is subject to certain closing adjustments. Delta is a dermatology company whose product portfolio is primarily branded generics and over the counter (“OTC”) products. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, we are unable to provide the acquisition date fair value of the assets acquired and liabilities assumed.

On April 9, 2010, we issued $400.0 million aggregate principal amount of senior notes, at par, which bear a coupon interest rate of 7.625% and are due March 15, 2020 (the “7.625% Senior Notes”). The 7.625% Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries, which are initially the same subsidiaries that guarantee our 8.375% Senior Notes, and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness and senior to our existing and future indebtedness that expressly provides for subordination to the 7.625% Senior Notes. The 7.625% Senior Notes are effectively junior in right of payment to our existing and future secured indebtedness, to the extent of the assets securing such indebtedness. The 7.625% Senior Notes were sold in accordance with Rule 144A and Regulation S of the Securities Act and we are obligated (i) to file a registration statement with the SEC that would enable the holders of the 7.625% Senior Notes to exchange them for publicly registered notes having substantially the same terms and (ii) to complete such exchange offer within 365 days of April 9, 2010.

On April 19, 2010, we completed the acquisition of rights to certain dermatology products in Poland for a purchase price of approximately $18.0 million. The products have approximately $8.0 million in annual sales. A portion of the purchase price was paid upon signing of the agreement in the fourth quarter of 2009 with the remaining balance paid at the closing.

On April 20, 2010, we acquired all of the outstanding stock of a privately-held pharmaceutical company located in Brazil for approximately $56.0 million. The company primarily focuses on branded generics and OTC dermatological products. Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, we are unable to provide the acquisition date fair value of the assets acquired and liabilities assumed.

On April 28, 2010, we signed a binding agreement to acquire all of the outstanding stock of VitalScience Corp., a privately-held OTC dermatology company located in Canada, for approximately $10.5 million. The acquisition is expected to close in the second quarter of 2010.

On April 30, 2010, we repurchased 2,637,545 shares of our common stock for an aggregate purchase price of $106.7 million from ValueAct Capital Master Fund, L.P.

On May 3, 2010, we signed an agreement to acquire all of the outstanding stock of privately-held Princeton Pharma Holdings LLC, and its wholly owned operating subsidiary, Aton Pharma, Inc. (“Aton”), a U.S.-based specialty pharmaceutical company, for approximately $318.0 million, subject to certain closing adjustments. Additionally, we agreed to pay future milestone payments, predominantly upon the achievement of approval and commercial targets for certain pipeline products in development. Aton is focused on ophthalmology and certain orphan drug indications. The acquisition is expected to close in the second or third quarter of 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

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

Business Strategy

Our strategy is to focus the business on core geographies and therapeutic classes, maximize pipeline assets through strategic partnerships with other pharmaceutical companies and deploy cash with an appropriate mix of selective acquisitions, share buybacks and debt repurchases, while highlighting key opportunities for growth.

Since 2008, we have reduced our focus to two therapeutic classes, dermatology and neurology, and to five geographic areas, U.S., Canada, Australia/New Zealand, Mexico/Brazil and Central Europe.

Our leveraged research and development (“R&D”) model is a key element to our business strategy. It allows us to progress development programs to drive future commercial growth, while minimizing our R&D expense. This is achieved in four ways: (1) we structure partnerships and collaborations so that our partner partially funds development work, e.g., collaboration on retigabine with Glaxo Group Limited (“GSK”), a wholly-owned subsidiary of GlaxoSmithKline plc, (2) we bring products already developed for other markets to our territories, e.g., our joint venture relationship in Canada, Australia and Mexico with Meda AB (“Meda”), an international specialty pharmaceutical company located in Stockholm, Sweden, (3) we acquire dossiers and registrations for branded generic products, which require limited and low risk manufacturing start-up and development activities and (4) we have a dermatology service business that works with external customers as well as progressing our internal development programs. This service business model allows higher utilization and infrastructure cost absorption.

In February, 2010, we obtained rights from Spear Pharmaceuticals, Inc. and Spear Dermatology Products, Inc. (collectively, “Spear”) to commercialize Refissa®, a prescription based topical tretinoin cream used to diminish fine lines and wrinkles and fade irregular pigmentation due to sun damage.

In April 2010, we acquired Instituto Terapeutico Delta Ltda (“Delta”), a privately-held company located in Brazil, whose portfolio consists of primarily branded generics and over the counter dermatological products. We also acquired a new manufacturing plant in Brazil approved to produce solids, semisolids and liquids.

In April 2010, we acquired an additional privately-held pharmaceutical company located in Brazil, which primarily focuses on branded generics and OTC dermatological products. Also in April 2010, we signed a binding agreement to acquire VitalScience Corp., a privately-held OTC dermatology company located in Canada.

Segment Information

Our products are sold through three segments comprising Specialty pharmaceuticals, Branded generics — Europe and Branded generics — Latin America. The Specialty pharmaceuticals segment generates product revenues primarily from the United States, Canada, Australia and New Zealand. The Branded generics — Europe segment generates product revenues from branded generic pharmaceutical products primarily in Poland, Hungary, the Czech Republic and Slovakia. The Branded generics — Latin America segment generates product revenues from branded generic pharmaceutical products and OTC products primarily in Mexico and Brazil.

Additionally, within our Specialty pharmaceuticals segment, we generate alliance revenue and service revenue from the licensing of dermatological products and from contract services in the areas of dermatology and topical medication. Alliance revenue within our Specialty pharmaceuticals segment currently includes profit sharing payments from the sale of a 1% clindamycin and 5% benzoyl peroxide gel product (“IDP-111”) by Mylan Pharmaceuticals Inc. (“Mylan”), royalty payments on net sales of Cesamet in the U.S. through a license agreement entered into with Meda in September 2009 and royalties from patent-protected formulations developed by our subsidiary, Dow Pharmaceutical Sciences, Inc. (“Dow”), and licensed to third parties. In addition, we will receive future royalties on net sales of two dermatology products in Europe pursuant to license agreements entered into with Meda. Contract services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling and regulatory affairs. We also generate revenues associated with the Collaboration Agreement with GSK (as defined below).

Alliance Revenue (Ribavirin Royalties only)

Royalties are derived from sales of ribavirin by Merck & Co., Inc. (“Merck”) (formerly Schering-Plough Ltd. (“Schering-Plough”)). Ribavirin is a nucleoside analog that we discovered. In 1995, Schering-Plough licensed from us all oral forms of ribavirin for the treatment of chronic hepatitis C. Ribavirin royalties will be discontinued for sales in European countries after the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999. We expect ribavirin royalties to continue to decline in 2010 predominantly due to discontinued royalty payments for European countries and to be an insignificant portion of our revenues after 2010.

Research and Development

Our research and development organization focuses on the development of products through clinical trials. We currently have a number of compounds in clinical development, including, but not limited to: retigabine, IDP-107, IDP-108, IDP-113 and IDP-115. See the “Products in Development” section below for further discussion of these products.

Collaboration Agreement with GSK

In October 2008, we closed the worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with GSK to develop and commercialize retigabine, a first-in-class neuronal potassium channel opener for the treatment of adult epilepsy patients with refractory partial onset seizures, and its backup compounds and received $125.0 million in upfront fees from GSK upon the closing.

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

GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the U.S. Food and Drug Administration (“FDA”) of a new drug application (“NDA”) for a retigabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. If GSK terminates the Collaboration Agreement prior to December 31, 2010, we would be required to refund to GSK a portion of the upfront fee. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount that we would be required to refund to GSK to $30.0 million through March 31, 2010, with additional ratable reductions in the amount of the required refund during 2010 until reaching zero at December 31, 2010.

During the three months ended March 31, 2010 and 2009, the combined research and development expenses and pre-commercialization expenses incurred under the Collaboration Agreement by us and GSK were $11.3 million and $13.4 million, respectively. Total combined expenses by us and GSK for the Collaboration Agreement through March 31, 2010 were $89.6 million. For further information regarding the Collaboration Agreement see Note 4 of notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.

Pharmaceutical Products

Product sales from our pharmaceutical segments accounted for 88% of our total revenues from continuing operations for the three months ended March 31, 2010, compared to 86% for the corresponding period in 2009. Product sales increased $51.7 million (34%) to $204.5 million for the three months ended March 31, 2010 from $152.8 million in the three months ended March 31, 2009. The 34% increase in pharmaceutical product sales for the three months ended March 31, 2010 was due to a 16% increase in volume, a 13% increase due to currency fluctuations and a 5% increase in price.

On March 23, 2010, the new healthcare legislation was signed into law by President Obama. The law includes an increase in the basic Medicaid rebate rate from 15.1% to 23.1% and the requirement to pay rebates on all Medicaid Managed Care. These changes resulted in a $2.7 million reduction in our consolidated revenues in the three months ended March 31, 2010.

We have experienced generic challenges and other competition to our products, as well as price and currency challenges, and expect these challenges to continue in 2010 and beyond.

Results of Operations

Certain financial information for our business segments is set forth below. This discussion of our results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere in this Quarterly Report. For additional financial information by business segment, see Note 15 of notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.

The following table summarizes revenues by reportable segments and operating expenses for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Revenues
Specialty pharmaceuticals product sales	$120,742	$86,313
Specialty pharmaceuticals service and alliance revenue	22,523	11,905
Branded generics — Europe product sales	41,708	35,338
Branded generics — Latin America product sales	42,057	31,182
Alliances (ribavirin royalties only)	4,961	13,185

Consolidated revenues	231,991	177,923
Costs and expenses
Cost of goods sold (excluding amortization)	54,203	39,697
Cost of services	3,166	4,326
Selling, general and administrative	70,541	64,216
Research and development costs, net	10,402	8,735
Special charges and credits	538	—
Restructuring and acquisition-related costs	1,024	1,211
Amortization expense	19,330	17,004

Income from operations	$72,787	$42,734

Computations of percentage change period over period are based upon our results, as rounded and presented herein.

Product Sales Revenues:  In the Specialty pharmaceuticals segment, revenues from product sales for the three months ended March 31, 2010 were $120.7 million, compared to $86.3 million for the corresponding period in 2009, representing an increase of $34.4 million (40%). The increase in product sales in the three months ended March 31, 2010 was driven primarily by net growth of $20.2 million in existing products, including Acanya which was launched in March 2009, as well as from sales of products acquired in late 2009 as part of the acquisitions of Private Formula International Holdings Pty Limited and Laboratoire Dr. Renaud, which contributed $7.3 million in the three months ended March 31, 2010. In the three months ended March 31, 2010, the appreciation of the Canadian Dollar and Australian Dollar relative to the U.S. Dollar resulted in additional increases of $5.3 million.

In the Branded generics — Europe segment, revenues for the three months ended March 31, 2010 were $41.7 million, compared to $35.3 million for the corresponding period in 2009, representing an increase of $6.4 million (18%). The appreciation of foreign currencies, particularly the Polish Zloty, relative to the U.S. Dollar resulted in increases of $6.5 million in product sales revenue in the three months ended March 31, 2010, in addition to revenues of $2.7 million in the three months ended March 31, 2010 from the April 2009 acquisition of EMO-FARM sp. z o.o. These increases were partly offset by decreases in sales volume of existing products and decreased revenue from distribution contracts.

In the Branded generics — Latin America segment, revenues for the three months ended March 31, 2010 were $42.1 million, compared to $31.2 million for the corresponding period in 2009, representing an increase of $10.9 million (35%). Product sales revenue increased $5.0 million due to the appreciation of foreign currencies, particularly the Mexican Peso, relative to the U.S. Dollar in the three months ended March 31, 2010. Revenues attributable to the third quarter 2009 acquisition of Tecnofarma S.A. de C.V. (“Tecnofarma”) contributed an additional $4.7 million.

Specialty Pharmaceuticals Service and Alliance Revenue:  Service and alliance revenue in the Specialty pharmaceuticals segment consists of (in thousands):

	Three Months Ended March 31,
	2010	2009

Service revenue	$4,960	$6,738
Specialty pharmaceuticals alliance revenue:
Royalties	3,425	1,849
1% clindamycin and 5% benzoyl peroxide gel profit share	9,298	—
License payments	701	—
GSK Collaboration	4,139	3,318

Total specialty pharmaceuticals alliance revenue	17,563	5,167

Total specialty pharmaceuticals service and alliance revenue	$22,523	$11,905

We receive revenue from contract research services performed by Dow in the areas of dermatology and topical medication. The services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling, and regulatory affairs.

We receive royalties from patent protected formulations developed by Dow and licensed to third parties. These royalties were $3.4 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively. Beginning in the third quarter of 2009, we receive profit sharing payments equal to a majority portion of the net profits on the sale of 1% clindamycin and 5% benzoyl peroxide gel by Mylan, which totaled $9.3 million in the three months ended March 31, 2010. In the three months ended March 31, 2010, we received $0.7 million in initial fees pursuant to licensing agreements for various products.

We also earned $4.1 million and $3.3 million under the GSK Collaboration Agreement for the three months ended March 31, 2010 and 2009, respectively.

Alliance Revenue (Ribavirin Royalties only):  Ribavirin royalty revenue was $5.0 million and $13.2 million for the three months ended March 31, 2010 and 2009, respectively, representing a decrease of $8.2 million (62%). We expect ribavirin royalties to continue to decline in 2010 as royalty payments from Merck will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999.

Gross Profit Margin:  Gross profit margin on product sales, net of product-related intangible amortization, was 65% for the three months ended March 31, 2010 compared to 64% for the corresponding period in 2009. Product amortization expense was $16.8 million and $14.7 million in the three months ended March 31, 2010 and 2009, respectively. The increase in product amortization expense is primarily attributable to products acquired in the second through fourth quarters of 2009.

Gross profit margin on product sales (excluding product-related intangible amortization) was 73% for the three months ended March 31, 2010 compared to 74% in the corresponding period in 2009. The gross profit margin in the Specialty pharmaceuticals segment was relatively flat in the three months ended March 31, 2010, compared to the corresponding period in 2009, reflecting a 1% decrease. The gross profit margin in the Branded generics — Latin America segment in the three months ended March 31, 2010 decreased due to the inclusion of lower margin sales attributable to the July 2009 Tecnofarma acquisition. The increase in the gross profit margin in the Branded generics — Europe segment in the three months ended March 31, 2010 is primarily due to lower sales from low-margin distribution contracts, favorable manufacturing variances and favorable purchase price variances attributable to the strengthening of the Polish Zloty against the Euro.

	Three Months Ended March 31,		Increase	Percentage
	2010	2009	(Decrease)	Change

Gross Profit (excluding amortization)
Specialty pharmaceuticals	$97,739	$70,949	$26,790	38%
% of product sales	81%	82%
Branded generics — Europe	23,576	18,921	4,655	25%
% of product sales	57%	54%
Branded generics — Latin America	29,092	23,285	5,807	25%
% of product sales	69%	75%
Corporate	(103)	(19)	(84)	NM
% of product sales	—	—	—

Consolidated gross profit	$150,304	$113,136	$37,168	33%

% of product sales	73%	74%
Amortization — product related
Specialty pharmaceuticals	$14,992	$13,671	$1,321	10%
Branded generics — Europe	822	234	588	251%
Branded generics — Latin America	1,029	779	250	32%

Total amortization — product related	$16,843	$14,684	$2,159	15%

Gross Profit (including amortization)
Specialty pharmaceuticals	$82,747	$57,278	$25,469	44%
% of product sales	69%	66%
Branded generics — Europe	22,754	18,687	4,067	22%
% of product sales	55%	53%
Branded generics — Latin America	28,063	22,506	5,557	25%
% of product sales	67%	72%
Corporate	(103)	(19)	(84)	NM
% of product sales	—	—	—

Consolidated gross profit	$133,461	$98,452	$35,009	36%

% of product sales	65%	64%

NM — Not meaningful.

Selling, General and Administrative Expenses:  Selling, general and administrative (“SG&A”) expenses were $70.5 million and $64.2 million in the three months ended March 31, 2010 and 2009, respectively, representing an increase of $6.3 million (10%). As a percent of product sales and service revenue, SG&A expenses were 34% and 40% for the three months ended March 31, 2010 and 2009, respectively. The increase in SG&A expenses for the three months ended March 31, 2010 was primarily due to $5.9 million of unfavorable currency impact and increased costs aggregating $4.9 million attributable to 2009 acquisitions that occurred between April and December, offset in part by other expense decreases. SG&A expenses in the three months ended March 31, 2009 included $1.6 million of transfer taxes on an intercompany return of capital.

Research and Development Costs:  R&D expenses were $10.4 million and $8.7 million in the three months ended March 31, 2010 and 2009, respectively, representing an increase of $1.7 million (20%). The increase in R&D expenses was primarily related to R&D activities at Tecnofarma, which was acquired in July 2009, in addition to unfavorable currency impact of $0.3 million.

Special Charges and Credits:  Special charges and credits of $0.5 million in the three months ended March 31, 2010 primarily consist of legal fees related to settlement of the Spear matters. See Note 19 of notes to condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information.

Restructuring Costs:  Restructuring costs related to our 2008 restructuring were $0.1 million and $1.2 million in the three months ended March 31, 2010 and 2009, respectively. These costs primarily consist of contract cancellation costs and severance costs for employees who have or are expected to be terminated as a result of the 2008 restructuring. For additional information, see Note 2 of notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.

Acquisition-Related Costs:  Acquisition-related costs of $0.9 million in the three months ended March 31, 2010, consist of legal, accounting and other costs directly related to our business acquisitions and integration and other costs including severance for employees related to acquired businesses.

Amortization:  Amortization expense was $19.3 million and $17.0 million for the three months ended March 31, 2010 and 2009, respectively. Amortization increased by $2.3 million in the three months ended March 31, 2010, related to the intangible assets obtained in our 2009 acquisitions, which occurred between April and December.

Interest Expense and Income:  Interest income decreased $1.4 million for the three months ended March 31, 2010 compared to the corresponding period in 2009. The decrease was due to lower invested cash balances and lower average investment interest rates. Interest expense increased $5.1 million for the three months ended March 31, 2010 compared to the corresponding period in 2009, due primarily to interest expense on our $365.0 million Senior Notes issued in June 2009, offset in part by a decrease in interest expense due to the purchase of a portion of our 3.0% Notes during 2009.

Gain on Early Extinguishment of Debt:  During the three months ended March 31, 2009, we purchased an aggregate of $65.7 million principal amount of the 3.0% Notes at a purchase price of $64.3 million. The carrying amount, net of unamortized debt issuance costs, of the 3.0% Notes purchased was $61.6 million and the estimated fair value of the Notes exclusive of the conversion feature was $57.0 million. The difference between the carrying amount and the estimated fair value was recognized as a gain of $4.6 million upon early extinguishment of debt.

Other Income/Expense, Net, Including Translation and Exchange:  Other income (expense), net including translation and exchange was expense of $0.5 million for the three months ended March 31, 2010 compared to income of $1.2 million in the corresponding period in 2009. The expense in 2010 related primarily to losses related to our joint venture with Meda in Canada. In 2009, the income resulted primarily from the weakening of the Polish Zloty against the U.S. Dollar denominated cash and receivables balances.

Income Taxes:  The income tax provisions in the three months ended March 31, 2010 is determined using an estimated annual effective tax rate. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.

We continue to provide residual U.S. tax on the unremitted earnings of our foreign subsidiaries including applicable withholding taxes due upon repatriation.

The income tax provisions in the three months ended March 31, 2009 relate to the profits of our foreign operations, foreign withholding taxes, the income tax effects on interest paid on our integrated debt, penalties and interest associated with the settlement of U.S. tax audits, and state and local taxes in the U.S. Because of our losses in prior periods, we were required to maintain a valuation allowance offsetting our net U.S. deferred tax assets of approximately $109.5 million as of March 31, 2009. See Note 11 of notes to condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of this valuation allowance. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal. We released this valuation allowance in the fourth quarter of 2009 when management determined that it was more likely than not that our deferred tax assets will be realized.

Income from Discontinued Operations, Net:  The results from discontinued operations were income of $0.4 million for the three months ended March 31, 2010 and 2009, and relate primarily to our business operations located in Western and Eastern Europe, Middle East and Africa (the “WEEMEA business”).

Sources and Uses of Cash

Cash and cash equivalents and marketable securities totaled $155.3 million at March 31, 2010 compared to $81.9 million at December 31, 2009. The increase of $73.4 million primarily resulted from the following:

Sources of Cash:

•	$68.1 million of cash from operations;

•	$21.8 million of proceeds from stock option exercises and employee stock purchases; and

•	$3.3 million of proceeds related to the sale of our Infergen product rights, sold to Three Rivers Pharmaceuticals, LLC in January 2008.

Uses of Cash:

•	$12.0 million related to a co-marketing agreement with Spear;

•	$3.9 million of payments made for capital expenditures; and

•	$2.5 million of payments made for liabilities related to the sale of the WEEMEA business.

Working capital was $194.8 million at March 31, 2010, compared to $125.1 million at December 31, 2009. The increase in working capital of $69.7 million primarily resulted from the increase in cash and cash equivalents and marketable securities.

Cash provided by operating activities in continuing operations is expected to be our primary source of funds for operations in 2010. During the three months ended March 31, 2010, cash provided by operating activities in continuing operations totaled $68.2 million, compared to $37.8 million in 2009. The cash provided by operating activities in continuing operations for 2010 was primarily a result of net income adjusted for non-cash charges. The cash provided by operating activities in continuing operations for 2009 was primarily a result of net income adjusted for non-cash charges and a reduction in accounts receivable, offset by a reduction in other liabilities and income taxes.

Cash used in investing activities in continuing operations was $13.0 million for the three months ended March 31, 2010, compared to cash used in investing activities in continuing operations of $26.3 million in 2009. In 2010, cash used in investing activities consisted primarily of $15.1 million paid for the acquisition of product intangibles, primarily the $12.0 million upfront payment related to the co-marketing agreement with Spear, and capital expenditures of $3.9 million, offset by proceeds from investments of $5.7 million. In 2009, cash used in investing activities in continuing operations consisted primarily of $29.7 million paid for liabilities for the acquisition of Dow and capital expenditures of $7.1 million, offset by net proceeds from investments of $12.7 million. Cash provided by investing activities in discontinued operations in 2010 of $0.8 million consisted of proceeds of $3.3 million from the sale of our Infergen product rights, sold to Three Rivers Pharmaceuticals, LLC in January 2008, offset by $2.5 million of payments made for liabilities related to the sale of the WEEMEA business. Cash used in investing activities in discontinued operations in 2009 of $10.3 million consisted primarily of $13.3 million paid for liabilities related to the sale of the WEEMEA business, offset by $2.8 million received from Meda for proceeds from a legal settlement.

Cash provided by financing activities in continuing operations was $22.0 million in the three months ended March 31, 2010, and primarily consisted of proceeds from stock option exercises and employee stock purchases of $21.8 million. Cash used in financing activities in continuing operations in 2009 was $43.7 million and primarily consisted of payments on long-term debt and notes payable of $52.8 million, offset in part by proceeds from stock option exercises and employee stock purchases of $7.0 million.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our cash flow from operations and issuances of long-term debt securities. We believe that cash generated from operations, along with our existing cash, will be sufficient to meet our operating requirements at least through March 31, 2011, to fund capital expenditures and our clinical development program. Our short-term debt maturities relate to the $48.9 million outstanding principal amount of our 3.0% Subordinated Convertible Notes due August 2010 (the “3.0% Notes”). Our cash on hand is sufficient to cover this short-term debt maturity. However, since part of our business strategy is to expand through strategic acquisitions, we may seek additional debt financing or issue additional equity securities or sell assets to finance future acquisitions or for other purposes.

On April 9, 2010, we issued $400.0 million of 7.625% Senior Unsecured Notes due March 15, 2020. These notes are jointly and severally guaranteed by certain of our subsidiaries, which are initially the same subsidiaries that guarantee our outstanding 8.375% senior notes due 2016. We intend to use the net proceeds from this offering to repurchase 3.0% Notes and other securities of the Company, to finance various acquisitions and for other general corporate purposes.

If GSK terminates the Collaboration Agreement prior to December 31, 2010, we would be required to refund to GSK up to $30.0 million of the upfront fee through March 31, 2010; however, the refundable portion will be reduced ratably throughout 2010 until it reaches zero at December 31, 2010.

We did not pay dividends for either the three months ended March 31, 2010 or the twelve months ended December 31, 2009.

Off-Balance Sheet Arrangements

We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Our 3.0% and 4.0% Convertible Subordinated Notes include conversion features that are considered off-balance sheet arrangements under SEC requirements. For further discussion of the 3.0% Notes and 4.0% Notes, please refer to the preceding section “Liquidity and Capital Resources” and to Note 10 of notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.

Products in Development

Retigabine

Subject to the terms of the Collaboration Agreement with GSK, we are developing retigabine as an adjunctive treatment for partial-onset seizures in patients with epilepsy. Retigabine stabilizes hyper-excited neurons primarily by opening neuronal potassium channels. On October 30, 2009, the NDA was filed for retigabine for the treatment of refractory partial onset seizures. The FDA accepted the NDA for review on December 29, 2009 and established a Prescription Drug User Fee Act (“PDUFA”) date of August 30, 2010. In addition, the European Medicines Evaluation Agency (“EMEA”) confirmed on November 17, 2009 that the Marketing Authorization Application (“MAA”) filed on October 30, 2009 was successfully validated, thus enabling the MAA review to commence. Retigabine has been in development by us since our acquisition of Xcel Pharmaceuticals, Inc. in 2005.

In September 2009, a Phase I clinical study was initiated for three additional retigabine modified release technologies, the purpose of which is to identify a lead modified release formulation that will be advanced in further research intended to support a product with either a once or twice daily dosing regimen for epilepsy patients.

As discussed in more detail in the subsection “Collaboration Agreement with GSK”, in October 2008, we closed the worldwide Collaboration Agreement with GSK to develop and commercialize retigabine and its backup compounds and received $125.0 million in upfront fees from GSK upon the closing.

External research and development expenses for retigabine were $2.6 million ($3.7 million total research and development expenses) and $6.1 million ($7.9 million total research and development expenses) prior to the credit from the GSK Collaboration Agreement for the three months ended March 31, 2010 and 2009, respectively.

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

IDP-108, a novel triazole compound, is an antifungal targeted to treat onychomycosis, a fungal infection of the fingernails and toenails primarily in older adults. The mechanism of antifungal activity appears similar to other antifungal triazoles, i.e. ergosterol synthesis inhibition. IDP-108 is a non-lacquer formulation designed for topical delivery into the nail. We are currently enrolling patients in a Phase III clinical trial to evaluate the safety and efficacy of IDP-108.

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

Foreign Operations

Approximately 54% and 58% of our consolidated revenues, for the three months ended March 31, 2010 and 2009, respectively, were generated from operations or otherwise earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions including possible nationalization or expropriation. Changes in the relative values of currencies may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.

Critical Accounting Policies and Estimates

The condensed consolidated financial statements appearing elsewhere in this Quarterly Report have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we evaluate our estimates, including those related to product returns, alliance revenue and expense offsets recognized under the GSK Collaboration Agreement, collectibility of receivables, inventories, intangible assets, income taxes and contingencies and litigation. The actual results could differ materially from those estimates. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2009 Form 10-K for a discussion of our critical accounting estimates.

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our 2009 Form 10-K. There were no new significant accounting estimates in the first quarter of 2010, nor were there any material changes to the critical accounting estimates discussed in our 2009 Form 10-K.

Recent Accounting Standards

Information regarding recent accounting pronouncements is contained in Note 1 to condensed consolidated financial statements included elsewhere in this Quarterly Report.

Other Financial Information

With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceuticals International for the three months ended March 31, 2010 and 2009 included in this Quarterly Report, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 3, 2010, appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” “should,” “could,” “would,” “may,” “will,” “believes,” “estimates,” “potential” or “continue” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by our management. Factors that might cause or contribute to these differences include the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2009 Form 10-K for the year ended December 31, 2009, as updated by Part II, Item 1A, “Risk Factors,” of our Quarterly Reports. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Polish Zloty, the Mexican Peso, the Australian Dollar, and the Canadian Dollar. During 2010 and 2009, we entered into various forward foreign currency contracts to: a) hedge our net investment in our Polish and Brazilian subsidiaries, b) reduce our exposure to various currencies as a result of repetitive short-term intercompany investments and obligations, and c) reduce our exposure to forecasted Japanese Yen denominated royalty revenue. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At March 31, 2010, the fair value of our derivatives was (in thousands):

	Notional/	Assets (Liabilities)
	Contract	Carrying	Fair
Description	Amount	Value	Value

Undesignated hedges	$30,529	$(140)	$(140)
Net investment derivative contracts	$24,550	$29	$29

We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our 2010 pretax earnings. In addition, we had $638.8 million principal amount of fixed rate debt as of March 31, 2010 that required U.S. Dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our subsidiaries located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. Dollar.

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

As of March 31, 2010, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 19, Commitments and Contingencies, of notes to condensed consolidated financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our 2009 Form 10-K in evaluating our business, financial position, future results, and prospects. The information presented below updates and supplements those risk factors for events, changes and developments since the filing of the 2009 Form 10-K and should be read in conjunction with the risks and other information contained in the 2009 Form 10-K. The risks described in our 2009 Form 10-K, as updated below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects.

Legislative or regulatory reform of the healthcare system may affect our ability to sell our products profitably.

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (PPACA), which includes a number of health care reform provisions and requires most U.S. citizens to have health insurance. Effective January 1, 2010, the new law increases the minimum Medicaid drug rebates for pharmaceutical companies, expands the 340B drug discount program, and makes changes to affect the Medicare Part D coverage gap, or “donut hole.” The law also revises the definition of “average manufacturer price” for reporting purposes (effective October 1, 2010), which could increase the amount of our Medicaid drug rebates to states, once the provision is effective. The new law also imposes a significant annual fee on companies that manufacture or import branded prescription drug products (beginning in 2011). Substantial new provisions affecting compliance also have been added, which may require us to modify our business practices with health care practitioners.

The reforms imposed by the new law will significantly impact the pharmaceutical industry; however, the full effects of PPACA cannot be known until these provisions are implemented and the Centers for Medicare & Medicaid Services and other federal and state agencies issue applicable regulations or guidance. Moreover, in the coming years, additional changes could be made to governmental healthcare programs that could significantly impact the success of our products.

The high cost of pharmaceuticals continues to generate substantial governmental interest. We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed health care, the increasing influence of managed care organizations and additional legislative proposals. Our results of operations could be adversely affected by current and future health care reforms.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In October 2008, our board of directors authorized us to repurchase up to $200.0 million of our outstanding securities in a 24-month period ending October 2010, unless earlier terminated or completed. In May 2009, our board of directors increased the authorization to $500.0 million, over a period ending in May 2011. In March 2010, our board of directors further increased the authorization to $1.0 billion over a period ending in March 2013. Under the program, purchases of outstanding senior notes, convertible subordinated notes or common stock may be made from time to time on the open market, in privately negotiated transactions, pursuant to tender offers or otherwise, including pursuant to one or more trading plans, at times and in amounts as we see appropriate. The amount of securities to be purchased and the timing of such purchases are subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements and alternate investment opportunities. The securities repurchase program may be modified or discontinued at any time. We did not repurchase any securities during the three months ended March 31, 2010.

Item 6.	Exhibits

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (No. 03995078), which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock, previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 6, 2004 (No. 041068838), which is incorporated herein by reference.
3.3		Amended and Restated Bylaws of the Registrant, previously filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference.
4.1		Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as Trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, filed November 10, 1994 (No. 94558814), which is incorporated herein by reference.
4.2		Amendment No. 1 to Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed October 6, 2004 (No. 041068838), which is incorporated herein by reference.
4.3		Amendment No. 2 to Rights Agreement, dated as of June 5, 2008, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 4 to Form 8-A/A, filed June 6, 2008, which is incorporated herein by reference.
4.4		Amendment No. 3 to Rights Agreement, dated as of May 15, 2009, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.4 to the Registrant’s Amendment No. 5 to Form 8-A/A, filed May 15, 2009, which is incorporated herein by reference.
10	.1†	Description of Registrant’s annual incentive plan for fiscal year 2010, previously described in Item 5.02 of the Registrant’s Current Report on Form 8-K, filed January 11, 2010, which is incorporated herein by reference.
10	.2†	Employment Agreement, dated as of March 23, 2010, between J. Michael Pearson and Valeant Pharmaceuticals International, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 29, 2010, which is incorporated herein by reference.
10	.3†	Amendment to Employment Offer Letter, dated as of March 31, 2010, between Bhaskar Chaudhuri and Valeant Pharmaceuticals International, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 5, 2010, which is incorporated herein by reference.
10	.4†	Amendment to Employment Offer Letter, dated as of March 30, 2010, between Rajiv De Silva and Valeant Pharmaceuticals International, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed April 5, 2010, which is incorporated herein by reference.
10	.5†	Amendment to Employment Offer Letter, dated as of March 30, 2010, between Elisa Karlson and Valeant Pharmaceuticals International, previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed April 5, 2010, which is incorporated herein by reference.
10	.6†	Amendment to Employment Offer Letter, dated as of March 30, 2010, between Steve T. Min and Valeant Pharmaceuticals International, previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed April 5, 2010, which is incorporated herein by reference.
10.7		Exchange and Registration Rights Agreement, dated as of April 9, 2010, by and among the Company, Goldman, Sachs & Co. as Representative of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the 7.625% Senior Notes due 2020, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed April 12, 2010, which is incorporated herein by reference.

Exhibit
Number	Description

10.8	Indenture, dated as of April 9, 2010, by and among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7.625% Senior Notes due 2020, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed April 12, 2010, which is incorporated herein by reference.
10.9	Purchase Agreement, dated as of April 6, 2010, by and among the Company, the Purchasers named in Schedule I thereto and the Guarantors (as defined therein), relating to the 7.625% Senior Notes due 2020, previously filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed April 12, 2010, which is incorporated herein by reference.
15.1	Review Report of Independent Registered Public Accounting Firm.
15.2	Awareness Letter of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Valeant Pharmaceuticals International
Registrant

/s/  J. Michael Pearson
J. Michael Pearson
Chairman and Chief Executive Officer

Date: May 3, 2010

/s/  Peter J. Blott
Peter J. Blott
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 3, 2010

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Restated Certificate of Incorporation, as amended to date, previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (No. 03995078), which is incorporated herein by reference.
3.2		Certificate of Designation, Preferences and Rights of Series A Participating Preferred Stock, previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed October 6, 2004 (No. 041068838), which is incorporated herein by reference.
3.3		Amended and Restated Bylaws of the Registrant, previously filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference.
4.1		Form of Rights Agreement, dated as of November 2, 1994, between the Registrant and American Stock Transfer & Trust Company, as Trustee, previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form 8-A, filed November 10, 1994 (No. 94558814), which is incorporated herein by reference.
4.2		Amendment No. 1 to Rights Agreement, dated as of October 5, 2004, previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed October 6, 2004 (No. 041068838), which is incorporated herein by reference.
4.3		Amendment No. 2 to Rights Agreement, dated as of June 5, 2008, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.3 to the Registrant’s Amendment No. 4 to Form 8-A/A, filed June 6, 2008, which is incorporated herein by reference.
4.4		Amendment No. 3 to Rights Agreement, dated as of May 15, 2009, by and between Valeant Pharmaceuticals International and American Transfer & Trust Company as Rights Agent, previously filed as Exhibit 4.4 to the Registrant’s Amendment No. 5 to Form 8-A/A, filed May 15, 2009, which is incorporated herein by reference.
10	.1†	Description of Registrant’s annual incentive plan for fiscal year 2010, previously described in Item 5.02 of the Registrant’s Current Report on Form 8-K, filed January 11, 2010, which is incorporated herein by reference.
10	.2†	Employment Agreement, dated as of March 23, 2010, between J. Michael Pearson and Valeant Pharmaceuticals International, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed March 29, 2010, which is incorporated herein by reference.
10	.3†	Amendment to Employment Offer Letter, dated as of March 31, 2010, between Bhaskar Chaudhuri and Valeant Pharmaceuticals International, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed April 5, 2010, which is incorporated herein by reference.
10	.4†	Amendment to Employment Offer Letter, dated as of March 30, 2010, between Rajiv De Silva and Valeant Pharmaceuticals International, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed April 5, 2010, which is incorporated herein by reference.
10	.5†	Amendment to Employment Offer Letter, dated as of March 30, 2010, between Elisa Karlson and Valeant Pharmaceuticals International, previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed April 5, 2010, which is incorporated herein by reference.
10	.6†	Amendment to Employment Offer Letter, dated as of March 30, 2010, between Steve T. Min and Valeant Pharmaceuticals International, previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed April 5, 2010, which is incorporated herein by reference.
10.7		Exchange and Registration Rights Agreement, dated as of April 9, 2010, by and among the Company, Goldman, Sachs & Co. as Representative of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the 7.625% Senior Notes due 2020, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed April 12, 2010, which is incorporated herein by reference.
10.8		Indenture, dated as of April 9, 2010, by and among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7.625% Senior Notes due 2020, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed April 12, 2010, which is incorporated herein by reference.

Exhibit
Number	Description

10.9	Purchase Agreement, dated as of April 6, 2010, by and among the Company, the Purchasers named in Schedule I thereto and the Guarantors (as defined therein), relating to the 7.625% Senior Notes due 2020, previously filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed April 12, 2010, which is incorporated herein by reference.
15.1	Review Report of Independent Registered Public Accounting Firm.
15.2	Awareness Letter of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.

†	Management contract or compensatory plan or arrangement.