Form 10-Q
period 2010-06-30
VALEANT PHARMACEUTICALS INTERNATIONAL
filed 2010-08-03
CIK 930184

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of July 30, 2010 was 75,921,797.

VALEANT PHARMACEUTICALS INTERNATIONAL
INDEX

		Page
		Number
INTRODUCTORY NOTE		2

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009	4
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009	5
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 6.	Exhibits	58
SIGNATURES		61
EX-15.1
EX-15.2
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

INTRODUCTORY NOTE
On June 20, 2010, we entered into an Agreement and Plan of Merger with Biovail Corporation (“Biovail”), Biovail Americas Corp., a wholly owned subsidiary of Biovail (“BAC”) and Beach Merger Corp., a newly formed wholly owned subsidiary of BAC. Unless stated otherwise, all forward-looking information contained in this Quarterly Report does not take into account or give effect to the impact of the proposed merger. For additional details regarding the proposed merger, see:
•	Note 19 to our condensed consolidated financial statements, “Commitments and Contingencies,” contained in Part I, Item I of this Quarterly Report;

•	Note 20 to our condensed consolidated financial statements, “Merger with Biovail,” contained in Part I, Item I of this Quarterly Report;
•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part I, Item 2 of this Quarterly Report; and
•	“Risk Factors” contained in Part II, Item 1A of this Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VALEANT PHARMACEUTICALS INTERNATIONAL
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited, in thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$75,383	$68,080
Marketable securities	—	13,785
Accounts receivable, net	183,793	171,008
Inventories, net	134,036	105,900
Assets held for sale	1,559	—
Prepaid expenses	16,512	16,589
Current deferred tax assets, net	87,741	77,268
Income taxes receivable	4,166	3,584

Total current assets	503,190	456,214
Property, plant and equipment, net	155,208	126,811
Deferred tax assets, net	4,917	37,637
Goodwill	361,133	195,350
Intangible assets, net	840,832	470,346
Other assets	22,826	19,121

Total non-current assets	1,384,916	849,265

	$1,888,106	$1,305,479

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$49,733	$37,405
Accrued liabilities	228,213	215,932
Notes payable and current portion of long-term debt	82,282	48,462
Deferred revenue	17,773	21,612
Income taxes payable	10,084	6,720
Current deferred tax liabilities, net	759	358
Current liabilities for uncertain tax positions	646	646

Total current liabilities	389,490	331,135
Long-term debt, less current portion	955,576	552,127
Deferred revenue	621	—
Deferred tax liabilities, net	106,930	7,728
Liabilities for uncertain tax positions	16,739	13,115
Other liabilities	65,741	30,195

Total non-current liabilities	1,145,607	603,165

Total liabilities	1,535,097	934,300

Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock	759	774
Additional capital	922,936	986,393
Accumulated deficit	(573,774)	(642,043)
Accumulated other comprehensive income	3,066	26,035

Total Valeant stockholders’ equity	352,987	371,159
Noncontrolling interest	22	20

Total stockholders’ equity	353,009	371,179

	$1,888,106	$1,305,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited, in thousands, except per share data)

Revenues:
Product sales	$219,458	$166,865	$423,965	$319,698
Service revenue	4,396	5,606	9,356	12,344
Alliance revenue	31,720	19,227	54,244	37,579

Total revenues	255,574	191,698	487,565	369,621

Costs and expenses:
Cost of goods sold (excluding amortization)	60,638	42,750	114,841	82,447
Cost of services	3,279	5,337	6,445	9,663
Selling, general and administrative	73,485	61,626	144,026	125,842
Research and development costs, net	11,951	9,146	22,353	17,880
Special charges and credits	1,012	1,974	1,550	1,974
Restructuring and acquisition-related costs	10,706	2,603	11,730	3,814
Amortization expense	22,335	17,105	41,665	34,109

Total costs and expenses	183,406	140,541	342,610	275,729

Income from operations	72,168	51,157	144,955	93,892
Other income (expense), net including translation and exchange	(1,412)	(646)	(1,936)	566
Gain on early extinguishment of debt	—	2,777	—	7,376
Interest income	387	726	846	2,560
Interest expense	(20,558)	(8,551)	(33,648)	(16,564)

Income from continuing operations before income taxes	50,585	45,463	110,217	87,830
Provision for income taxes	18,348	12,427	42,378	23,996

Income from continuing operations	32,237	33,036	67,839	63,834
Income (loss) from discontinued operations, net of tax	17	(175)	432	223

Net income	32,254	32,861	68,271	64,057
Less: Net income attributable to noncontrolling interest	1	1	2	2

Net income attributable to Valeant	$32,253	$32,860	$68,269	$64,055

Basic income per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$0.42	$0.40	$0.87	$0.77
Income from discontinued operations attributable to Valeant	—	—	0.01	—

Net income per share attributable to Valeant	$0.42	$0.40	$0.88	$0.77

Diluted income per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$0.39	$0.39	$0.82	$0.76
Income from discontinued operations attributable to Valeant	—	—	0.01	0.01

Net income per share attributable to Valeant	$0.39	$0.39	$0.83	$0.77

Shares used in per share computation — Basic	77,136	82,794	77,797	82,733

Shares used in per share computation — Diluted	82,638	83,673	82,355	83,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended June 30, 2010 and 2009

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited, in thousands)

Net income	$32,254	$32,861	$68,271	$64,057
Other comprehensive income (loss):
Foreign currency translation adjustments	(30,110)	26,011	(23,038)	(3,474)
Unrealized gain on marketable equity securities	—	172	—	172
Unrealized gain (loss) on hedges	—	(155)	—	56
Pension liability adjustment	93	(83)	69	(14)

Comprehensive income	$2,237	$58,806	$45,302	$60,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and 2009

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited, in thousands)

Cash flows from operating activities:
Net income	$68,271	$64,057
Adjustments to reconcile net income to net cash provided by operating activities in continuing operations:
Income from discontinued operations	(432)	(223)
Depreciation and amortization	51,399	41,753
Provision for losses on accounts receivable and inventory	191	1,505
Stock compensation expense	11,749	7,703
Excess tax deduction from stock options exercised	(3,239)	(734)
Translation and exchange (gains) losses, net	774	(625)
Impairment charges and other non-cash items	5,040	8,320
Payments of accreted interest on long-term debt	—	(22,987)
Deferred income taxes	13,043	(501)
Gain on extinguishment of debt	—	(7,376)
Change in assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,706	11,850
Inventories	(10,214)	(9,662)
Prepaid expenses and other assets	3,553	4,603
Trade payables and accrued liabilities	(13,280)	4,965
Income taxes	5,507	2,790
Other liabilities	(7,997)	(23,155)

Cash flow from operating activities in continuing operations	128,071	82,283
Cash flow from operating activities in discontinued operations	(11)	(2,434)

Net cash provided by operating activities	128,060	79,849

Cash flows from investing activities:
Capital expenditures	(8,542)	(9,108)
Proceeds from sale of assets	417	484
Proceeds from sale of businesses	—	3,342
Proceeds from investments	13,588	20,408
Purchase of investments	—	(107,210)
Loans and advances (to) from joint ventures	(628)	(802)
Acquisition of businesses, license rights and product lines	(466,836)	(84,098)

Cash flow from investing activities in continuing operations	(462,001)	(176,984)
Cash flow from investing activities in discontinued operations	801	(10,610)

Net cash used in investing activities	(461,200)	(187,594)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(8,863)	(94,301)
Proceeds from issuance of long-term debt and notes payable	427,823	349,603
Stock option exercises and employee stock purchases	26,847	31,445
Payments of employee withholding taxes related to equity awards	(1,304)	—
Excess tax deduction from stock options exercised	3,239	734
Purchase of treasury stock	(106,587)	(25,706)

Cash flow from financing activities in continuing operations	341,155	261,775
Cash flow from financing activities in discontinued operations	—	—

Net cash provided by financing activities	341,155	261,775

Effect of exchange rate changes on cash and cash equivalents	(712)	(7,992)

Net increase in cash and cash equivalents	7,303	146,038
Cash and cash equivalents at beginning of period	68,080	199,582

Cash and cash equivalents at end of period	$75,383	$345,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(all amounts in thousands, except share and per share amounts, unless otherwise indicated)

1.  Organization and Summary of Significant Accounting Policies
In these condensed consolidated financial statements and this Quarterly Report, “we”, “us”, “our”, “Valeant” and the “Company” refer to Valeant Pharmaceuticals International and its subsidiaries.
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
Assets Held for Sale: We vacated an office building we own in Warsaw, Poland and as of June 30, 2010 classified it as held for sale.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update may have on our consolidated financial statements.
2.  Restructuring
In March 2008, we initiated a program (the “2008 Restructuring”) to reduce our geographic footprint and product focus by restructuring our business in order to focus on the pharmaceutical markets in our core geographies of the United States, Canada and Australia and on the branded generics markets in Europe and Latin America. The 2008 Restructuring plan included actions to divest our operations in markets outside of these core geographic areas through sales of subsidiaries or assets and other strategic alternatives. In December 2008, as part of our efforts to align our infrastructure to the scale of our operations, we exercised our option to terminate the lease of our Aliso Viejo, California corporate headquarters as of December 2011 and as a result recorded a lease termination penalty of $3.2 million, which will be payable in October 2011.
The following table summarizes the restructuring costs, all of which are included in the Specialty pharmaceuticals segment, recorded in the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Employee severances (430 employees, cumulatively)	$(47)	$847	$(57)	$1,775
Contract cancellation and other costs	97	839	205	1,094

Subtotal: cash charges	50	1,686	148	2,869
Non-cash charges	—	8	—	36

Total restructuring costs	$50	$1,694	$148	$2,905

As of June 30, 2010, the restructuring accrual was $5.3 million and relates primarily to lease termination penalty and severance costs expected to be paid primarily during 2010, except for the lease termination penalty which will be paid in 2011. A summary of accruals and expenditures of restructuring costs which will be paid in cash is as follows:
Reconciliation of Cash Payments and Accruals

Restructuring accrual, December 31, 2009	$6,444
Charges to earnings	148
Cash paid	(1,336)

Restructuring accrual, June 30, 2010	$5,256

The 2008 restructuring initiatives were substantially completed in 2009. We expect to continue to recognize costs through 2011 related to the accretion of lease termination penalty costs.
3.  Acquisitions and Acquisition-Related Costs
Aton Acquisition
On May 26, 2010, we acquired all of the outstanding stock of privately-held Princeton Pharma Holdings LLC, and its wholly owned operating subsidiary, Aton Pharma, Inc. (collectively, “Aton”), a U.S.-based specialty pharmaceutical company, which is focused on ophthalmology and certain orphan drug indications. The purchase price consisted of $317.5 million in cash, net of cash acquired, subject to certain closing adjustments, and contingent consideration with an aggregate fair value at acquisition of $27.1 million. The contingent consideration consists of future milestones predominantly based upon the achievement of approval and commercial targets for certain pipeline products in development. The range of the undiscounted amounts we could be obligated to pay as

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent consideration ranges from $0 to $390.0 million. The fair value of the contingent consideration was determined based on probability-weighted payments adjusted by a probability of success (“POS”) factor corresponding to the POS factor for the respective pipeline product, then discounted using a 4% discount rate. Each reporting period, we will estimate changes in the fair value of the contingent consideration and any change in fair value will be recognized in our consolidated statement of operations.
We accounted for the acquisition as a business combination. The purchase price was provisionally allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value as of the date of acquisition. The allocation of intangible assets and certain liabilities is provisional pending finalization of the valuation of intangible assets and certain contingent liabilities. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill totaling $111.3 million, which is not deductible for tax purposes, representing primarily the value of synergies expected from the transaction. The following table summarizes the estimated fair value of the net assets acquired:

Accounts receivable	$11,819
Inventories	16,481
Other current assets	9,078
Long-term assets	8,892
Identifiable intangible assets:
Developed technologies (13.3-year weighted-average useful life)	341,300
Tradenames (5-year useful life)	6,900
Acquired in-process research and development	9,700
Goodwill	111,328
Current liabilities	(28,234)
Long-term liabilities, primarily deferred taxes	(142,632)

Net assets acquired	$344,632

The acquired in-process research and development (“IPR&D”) represents the fair value assigned to incomplete research projects, which at the time of the acquisition, had not reached technological feasibility. The amounts are accounted for as indefinite-lived intangible assets, subject to impairment testing until completion or abandonment of the projects. Upon successful completion of each project, we will make a determination as to the useful life of the asset and begin amortization.
VitalScience Acquisition
On May 19, 2010, we acquired all of the outstanding stock of VitalScience Corp. (“VitalScience”), a privately-held over the counter (“OTC”) dermatology company located in Canada, for a purchase price of approximately $9.9 million in cash, net of cash acquired. VitalScience is a retail cosmeceuticals business, which includes the contract manufacture, distribution, sale, research and development of skin care, body care and related specialty cosmetics products primarily in Canada.
We accounted for the acquisition as a business combination. The purchase price was provisionally allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value as of the date of acquisition. The allocation of intangible assets, consisting primarily of trade names and customer relationships each with useful lives of 10 years, and certain liabilities is provisional pending finalization of the valuation of these items. Any excess of the purchase price over the estimated fair value of net assets acquired will be allocated to goodwill upon finalization of the valuation of intangible assets. The following table summarizes the estimated fair value of the net assets acquired:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Current assets	$2,740
Long-term assets	523
Identifiable intangible assets	9,902
Goodwill	2,970
Current and long-term liabilities	(6,250)

Net assets acquired	$9,885

Brazil Acquisitions
On April 20, 2010, we acquired all of the outstanding stock of a privately-held pharmaceutical company located in Brazil for a purchase price of approximately $55.0 million in cash, net of cash acquired. The company primarily focuses on branded generics and OTC dermatological products.
On April 7, 2010, we acquired all of the outstanding stock of Instituto Terapeutico Delta Ltda (“Delta”), a privately-held company located in Brazil, and additionally acquired a manufacturing facility in Brazil for aggregate cash consideration of approximately $55.8 million, net of cash acquired. Delta is a dermatology company whose product portfolio is primarily branded generics and OTC products.
The purchase price for each of the acquisitions is subject to certain closing adjustments. We accounted for the acquisitions as business combinations. The purchase price was provisionally allocated to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair value as of the date of acquisition. The allocation of intangible assets and certain liabilities is provisional pending finalization of certain contingent liabilities. Amortizing intangible assets aggregating $20.6 million, consist primarily of trade names with a weighted-average amortization period of 14.4 years and customer relationships with an amortization period of 10 years. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill totaling $54.9 million, which is not deductible for tax purposes. The following table summarizes the aggregate estimated fair value of the net assets acquired:

Current assets	$22,682
Property, plant and equipment	39,116
Other long-term assets	316
Identifiable intangible assets	20,631
Goodwill	54,888
Current liabilities	(18,476)
Long-term liabilities	(8,363)

Net assets acquired	$110,794

Pro forma Results of Operations
The results of operations for each of the acquisitions discussed above are included in the consolidated statements of operations from their respective acquisition dates. We do not consider the historical results of operations of VitalScience or our Brazil acquisitions to be material to our historical consolidated results of operations, either individually or in the aggregate. Accordingly, the supplemental pro forma information presented below does not include any adjustments related to these acquisitions.
Aton contributed revenues of $9.9 million and net income of $1.9 million in the six months ended June 30, 2010. The following pro forma results of operations for the six months ended June 30, 2010 assume the Aton acquisition had occurred on January 1, 2010, and for the six months ended June 30, 2009 assume the Aton acquisition had occurred on January 1, 2009. The pro forma results of operations reflect the application of the following adjustments:
•	Additional amortization expense that would have been recognized assuming fair value adjustments to intangible assets;

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Additional interest expense and financing costs that would have been incurred on borrowing arrangements and loss of interest income on cash and short-term investments used to fund the acquisition;
•	Elimination of $1.1 million incurred in the six months ended June 30, 2010, related to the fair value adjustment to acquisition-date inventory that has been sold, which is considered non-recurring. There is no long-term continuing impact of the fair value adjustments to acquisition-date inventory, and, as such, the impact of those adjustments is not reflected in the pro forma operating results; and
•	Elimination of transaction and integration costs totaling $3.2 million associated with the acquisition, which do not have a continuing impact on the consolidated operating results.
In addition, all of the above adjustments were adjusted for the applicable income tax impact.

	Six months ended June 30,
	2010	2009
Revenues	$517,839	$394,956
Net income attributable to Valeant	$64,117	$57,932
Basic net income per share attributable to Valeant	$0.82	$0.70
Diluted net income per share attributable to Valeant	$0.78	$0.69
The pro forma information is not necessarily indicative of the actual results that would have been achieved had the Aton acquisition occurred on the dates indicated, or the results that may be achieved in the future.
Acquisition-related costs
In the three and six months ended June 30, 2010, we incurred the following acquisition-related costs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Transaction costs	$8,660	$909	$9,208	$909
Integration costs and other	1,996	—	2,374	—

Total acquisition-related costs	$10,656	$909	$11,582	$909

Transaction costs include legal, accounting and other costs directly related to our business acquisitions. Integration costs and other primarily consist of severance for employees related to acquired businesses, professional fees related to financial processes and information systems and other integration activities and transitional expenses. These expenses are included in restructuring and acquisition-related costs in the statements of operations.
Transaction costs in the three and six months ended June 30, 2010 include $4.8 million related to our pending merger with Biovail Corporation (“Biovail”) (see Note 20). Certain transaction costs are contingent upon successful completion of the merger. Additional contingent fees will be accrued upon the successful completion of the merger.
Asset Purchase in Poland
On April 19, 2010, we completed the acquisition of rights to certain dermatology products in Poland for a purchase price of approximately $17.9 million. We accounted for the acquisition as a purchase of assets. A portion ($4.2 million) of the purchase price was paid upon signing of the agreement in the fourth quarter of 2009 with the remaining balance payable at the closing. The weighted-average useful life of the product rights was determined to be approximately 10 years.
4.  Collaborative Arrangements

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Collaboration Agreement with GSK
In October 2008, we closed the worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (“GSK”) to develop and commercialize a compound to treat adult epilepsy patients with refractory partial-onset seizures, and its backup compounds. The generic name of this compound will be ezogabine in the Untied States and retigabine in all other countries. Ezogabine/retigabine is a first-in-class neuronal potassium channel opener.
We received $125.0 million in upfront fees from GSK upon the closing. We agreed to share equally with GSK the development and pre-commercialization expenses of ezogabine/retigabine in the United States, Australia, New Zealand, Canada and Puerto Rico (the “Collaboration Territory”) and GSK will develop and commercialize retigabine in the rest of the world. Our share of such expenses in the Collaboration Territory is limited to $100.0 million, provided that GSK will be entitled to credit our share of any such expenses in excess of such amount against future payments owed to us under the Collaboration Agreement. The difference between the upfront payment of $125.0 million and our expected development and pre-commercialization expenses under the Collaboration Agreement is being recognized as alliance revenue over the period of our participatory obligations, which will end no later than the launch date of an ezogabine/retigabine product (the “Pre-Launch Period”). We recognize alliance revenue during the Pre-Launch Period as we complete our performance obligations using the proportional performance model, which requires us to determine and measure the completion of our expected development and pre-commercialization costs during the Pre-Launch Period, in addition to our participation in the joint steering committee. We expect to complete our research and development and pre-commercialization obligations in effect during the Pre-Launch Period by the first quarter of 2011.
GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the U.S. Food and Drug Administration (“FDA”) of a new drug application (“NDA”) for an ezogabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. If GSK terminates the Collaboration Agreement prior to December 31, 2010, we would be required to refund to GSK a portion of the upfront fee. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount that we would be required to refund to GSK to $20.0 million through June 30, 2010, with additional ratable reductions in the amount of the required refund during 2010 until reaching zero at December 31, 2010.
During the three and six months ended June 30, 2010, the combined research and development expenses and pre-commercialization expenses incurred under the Collaboration Agreement by us and GSK were $12.7 million and $24.0 million, respectively, as outlined in the table below, compared to $13.5 million and $26.9 million in the corresponding periods in 2009. We recorded a charge of $2.6 million and $4.6 million in the three and six months ended June 30, 2010, respectively, compared to a charge of $1.2 million and a credit of $0.2 million in the corresponding periods in 2009, against our share of the expenses to equalize our expenses with GSK, pursuant to the terms of the Collaboration Agreement.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Valeant research and development costs	$3,673	$5,477	$7,364	$13,424
Valeant selling, general and administrative	54	56	82	205

	3,727	5,533	7,446	13,629

GSK expenses	9,009	7,976	16,565	13,279

Total spending for Collaboration Agreement	$12,736	$13,509	$24,011	$26,908

Equalization charge (credit)	$2,641	$1,222	$4,560	$(175)

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below outlines the alliance revenue, expenses incurred, associated credits against the expenses incurred, and remaining upfront payment for the Collaboration Agreement during the six months ended June 30, 2010:

			Selling,	Research
	Balance	Alliance	General and	and
Collaboration Accounting Impact	Sheet	Revenue	Administrative	Development

Upfront payment from GSK	$125,000	$—	$—	$—
Release from upfront payment in 2008/2009	(58,058)	—	—	—
Incurred cost in 2010	—	—	82	7,364
Incurred cost offset in 2010	(12,006)	—	(1,140)	(10,866)
Recognize alliance revenue	(13,729)	(13,729)	—	—

Release from upfront payment in 2010	(25,735)	—	—	—

Remaining upfront payment from GSK	$41,207	—	—	—

Total equalization payable to GSK	$(4,560)	—	1,058	3,502

Total expense and revenue		$(13,729)	$—	$—

Accrued liabilities	$25,723
Deferred revenue short-term	15,484

Remaining upfront payment from GSK	$41,207

Total combined expenses by us and GSK for the Collaboration Agreement through June 30, 2010 were $102.3 million.
Co-marketing Agreement with Spear
In February 2010, we entered into a co-marketing agreement with Spear Pharmaceuticals, Inc. and Spear Dermatology Products, Inc. (collectively “Spear”) for rights to commercialize Refissa®, a prescription-based topical tretinoin cream used to diminish fine wrinkles and fade irregular pigmentation due to sun damage. We paid Spear a $12.0 million upfront fee and could pay up to an additional $3.0 million in milestone payments if certain sales targets are achieved. The upfront fee and a $1.0 million milestone accrued as of June 30, 2010 are included in intangible assets in our condensed consolidated balance sheet, and are being amortized on a straight-line basis over the initial 10-year term of the agreement.
We record the sales of Refissa® and related expenses in our condensed consolidated statements of operations. Under the agreement, we pay Spear a percentage of net profits from the sale of Refissa® in the U.S., which we record in cost of goods sold. Also under the agreement, we will pay Spear a royalty on net sales of Refissa® in the rest of the world, if we acquire those rights.
5.  Special Charges and Credits
Special charges and credits in the three and six months ended June 30, 2010 primarily related to settlement of certain legal disputes and related legal fees.
Special charges and credits in the three and six months ended June 30, 2009 primarily consist of an initial license fee related to an exclusive license agreement that grants us an exclusive license to develop and commercialize Opana® and Opana® ER in Canada, Australia and New Zealand (the “Opana Territory”). Regulatory approval must be received prior to any sale of the licensed products.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In January 2008, we sold our Infergen product rights to Three Rivers Pharmaceuticals, LLC. As of December 31, 2009, we received aggregate proceeds of $76.5 million for our Infergen product rights. We received $3.3 million in the six months ended June 30, 2010, with additional aggregate payments due through March 2011 of $10.2 million.
As a result of these dispositions, the results of the WEEMEA business and the Infergen operations have been reflected as discontinued operations in our condensed consolidated statement of operations for all periods. In addition, any cash flows related to these discontinued operations are presented separately in the condensed consolidated statements of cash flows.
7.  Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income:
Numerator for basic and diluted earnings per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$32,236	$33,035	$67,837	$63,832
Income (loss) from discontinued operations attributable to Valeant	17	(175)	432	223

Net income attributable to Valeant	$32,253	$32,860	$68,269	$64,055

Shares:
Denominator for basic earnings per share attributable to Valeant:
Weighted shares outstanding	76,597	82,225	77,275	82,165
Vested stock equivalents (not issued)	539	569	522	568

Denominator for basic earnings per share attributable to Valeant	77,136	82,794	77,797	82,733
Denominator for diluted earnings per share attributable to Valeant:
Employee stock options	1,544	622	1,404	589
Convertible debt	1,835	—	1,199	—
Other dilutive securities	2,123	257	1,955	244

Dilutive potential common shares	5,502	879	4,558	833

Denominator for diluted earnings per share attributable to Valeant	82,638	83,673	82,355	83,566

Basic income per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$0.42	$0.40	$0.87	$0.77
Income from discontinued operations attributable to Valeant	—	—	0.01	—

Net income per share attributable to Valeant	$0.42	$0.40	$0.88	$0.77

Diluted income per share attributable to Valeant:
Income from continuing operations attributable to Valeant	$0.39	$0.39	$0.82	$0.76
Income from discontinued operations attributable to Valeant	—	—	0.01	0.01

Net income per share attributable to Valeant	$0.39	$0.39	$0.83	$0.77

The 3.0% Notes and the 4.0% Notes, discussed in Note 10, allow us to settle any conversion by remitting to the note holder the principal amount of the note in cash, while settling the conversion spread (the excess conversion value over the accreted value) in shares of our common stock. Only the conversion spread, which will be settled in stock, results in potential dilution in our earnings-per-share computations as the accreted value of the notes will be

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settled for cash upon the conversion. The calculation of diluted earnings per share was not affected by the conversion spread in the three and six months ended June 30, 2009.
The following table summarizes the shares excluded from the calculation of diluted income per share as the inclusion of such shares would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average shares excluded:
Stock options	17	2,017	9	2,038
Restricted stock units	1,709	956	1,329	862

	1,726	2,973	1,338	2,900

8.  Detail of Certain Accounts
The following tables present the details of certain amounts included in our consolidated balance sheet as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Accounts receivable, net:
Trade accounts receivable	$146,090	$122,238
Royalties and profit share receivable	18,772	20,138
Other receivables	26,567	33,398

	191,429	175,774
Allowance for doubtful accounts	(7,636)	(4,766)

	$183,793	$171,008

Inventories, net:
Raw materials and supplies	$28,875	$27,880
Work-in-process	13,010	11,013
Finished goods	107,822	78,435

	149,707	117,328
Allowance for inventory obsolescence	(15,671)	(11,428)

	$134,036	$105,900

9.  Intangible Assets and Goodwill
Intangible assets: As of June 30, 2010 and December 31, 2009, the components of intangible assets were as follows:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Weighted	June 30, 2010			December 31, 2009
	Average	Gross	Accumulated	Net	Gross	Accumulated	Net
	Lives (years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Product intangibles
Neurology	13	$278,668	$(187,062)	$91,606	$278,944	$(174,744)	$104,200
Dermatology	14	377,189	(100,778)	276,411	314,850	(85,033)	229,817
Other	13	381,797	(50,573)	331,224	90,547	(48,408)	42,139

Total product intangibles	13	1,037,654	(338,413)	699,241	684,341	(308,185)	376,156
Outlicensed technology	10	70,000	(12,201)	57,799	70,000	(7,854)	62,146
Customer relationships	8	30,901	(4,710)	26,191	27,159	(2,764)	24,395
IPR&D	Indefinite	9,700	—	9,700	—	—	—
Trade names	17	41,804	(1,068)	40,736	—	—	—
Trade names	Indefinite	7,165	—	7,165	7,649	—	7,649

Total intangible assets		$1,197,224	$(356,392)	$840,832	$789,149	$(318,803)	$470,346

Future amortization of intangible assets at June 30, 2010 is as follows:

	Scheduled Future Amortization Expense
	2010	2011	2012	2013	2014	Thereafter	Total

Product intangibles
Neurology	$11,926	$19,034	$17,936	$16,885	$16,311	$9,514	$91,606
Dermatology	18,741	37,360	37,360	35,715	33,732	113,503	276,411
Other	14,321	28,986	28,948	28,748	28,532	201,689	331,224
Outlicensed technology	4,346	8,693	7,513	7,513	6,134	23,600	57,799
Customer relationships	3,026	5,210	4,422	3,635	2,713	7,185	26,191
Trade names	1,603	3,222	3,222	3,222	3,222	26,245	40,736

Total	$53,963	$102,505	$99,401	$95,718	$90,644	$381,736	$823,967

Amortization expense for the three and six months ended June 30, 2010, was $22.3 million and $41.7 million, respectively, of which $19.9 million and $36.7 million, respectively, related to amortization of acquired product intangibles. Amortization expense for the three and six months ended June 30, 2009, was $17.1 million and $34.1 million, respectively, of which $14.8 million and $29.5 million, respectively, related to amortization of acquired product intangibles.
In the six months ended June 30, 2010, we acquired product intangibles in the U.S., Canada and Poland for $32.7 million in cash consideration, of which $25.7 million was paid in the six months ended June 30, 2010. In the six months ended June 30, 2009, we acquired product rights in Poland for cash consideration of $1.7 million, of which $0.7 million was paid in the six months ended June 30, 2009.
Goodwill: The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2010, are as follows:

	Specialty	Branded Generics	Branded Generics
	Pharmaceuticals	Europe	Latin America	Total

Balance, December 31, 2009	$175,605	$10,408	$9,337	$195,350
Additions (a)	114,660	—	54,886	169,546
Other (b)	(877)	(1,615)	(1,271)	(3,763)

Balance, June 30, 2010	$289,388	$8,793	$62,952	$361,133

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Additions due to 2010 business acquisitions and finalization of allocation of fair value of assets acquired and liabilities assumed related to 2009 business acquisitions.

(b)	Primarily related to the effect of changes in foreign currency exchange rates.
10.  Long-term Debt
As of June 30, 2010 and December 31, 2009, long-term debt consists of the following:

	June 30,	December 31,
	2010	2009

3.0% Notes	$48,866	$48,866
Unamortized discount	(254)	(1,248)

Net carrying value of 3.0% Notes	48,612	47,618
4.0% Notes	224,960	224,960
Unamortized discount	(24,792)	(27,953)

Net carrying value of 4.0% Notes	200,168	197,007
8.375% Senior Notes	365,000	365,000
Unamortized discount	(10,355)	(11,002)

Net carrying value of 8.375% Notes	354,645	353,998
7.625% Senior Notes	400,000	—
Senior Secured Term Loan	30,000	—
Other	4,433	1,966

	1,037,858	600,589
Less: current portion	(82,282)	(48,462)

Total long-term debt	$955,576	$552,127

     Senior Secured Term Loan
On May 26, 2010, we entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Goldman Sachs Credit Partners L.P. and Goldman Sachs Bank USA, which provides for a single $30.0 million senior secured term loan (the “Senior Secured Term Loan”). The Senior Secured Term Loan initially bears interest at an annual rate equal to the Base Rate, as defined in the Credit Agreement, plus 1.75%, or at our option, at an annual rate equal to LIBOR, plus 2.75% (3.17% as of June 30, 2010). The Senior Secured Term Loan, together with accrued interest, is due on December 1, 2010.
The Credit Agreement limits our ability, and the ability of certain subsidiaries, to: incur or guarantee indebtedness or certain liens or enter into negative pledges; pay dividends, repurchase stock or make certain other restricted payments or subsidiary distributions; enter into transactions with affiliates; consummate asset sales, acquisitions or mergers, sales and leasebacks or dispositions of subsidiary interests; prepay other indebtedness or make investments. In July 2010, we obtained a consent waiver from Goldman Sachs that will allow us to pay the outstanding principal amount of the 3.0% Notes due August 16, 2010.
In connection with the Credit Agreement, we entered into a Pledge and Security Agreement that provides the lender a security interest in and continuing lien on certain of our assets until payment in full of the Senior Secured Term Loan. The Senior Secured Term Loan is guaranteed by certain of our subsidiaries that are presently guarantors of the 7.625% Senior Notes and the 8.375% Senior Notes (each as defined below).
We expect that the Senior Secured Term Loan will be refinanced pursuant to the Commitment Letter (as defined in Note 20).
     7.625% Senior Notes

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 9, 2010, we issued $400.0 million aggregate principal amount of senior notes (the “7.625% Senior Notes”), at par, which bear a coupon interest rate of 7.625% and are due March 15, 2020. Interest is payable in arrears semi-annually on each March 15 and September 15. The 7.625% Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries, which are initially the same subsidiaries that guarantee our 8.375% Senior Notes (as defined below) and rank equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness and senior to our existing and future indebtedness that expressly provides for subordination to the 7.625% Senior Notes. The 7.625% Senior Notes are effectively junior in right of payment to our existing and future secured indebtedness, to the extent of the assets securing such indebtedness. The 7.625% Senior Notes were sold in accordance with Rule 144A and Regulation S of the Securities Act and we are obligated (i) to file a registration statement with the SEC that would enable the holders of the 7.625% Senior Notes to exchange them for publicly registered notes having substantially the same terms and (ii) to complete such exchange offer within 365 days of April 9, 2010.
We may redeem some or all of the 7.625% Senior Notes at any time prior to March 15, 2015 by paying a redemption price equal to the principal amount of the 7.625% Senior Notes, plus the Applicable Premium (as defined in the indenture as discussed below), plus accrued and unpaid interest, if any, to the redemption date. At any time prior to March 15, 2013, we may use the net cash proceeds of certain equity offerings of our capital stock to redeem up to 35% of the principal amount of the 7.625% Senior Notes at a redemption price equal to 107.625% of their principal amount plus accrued and unpaid interest, plus certain additional interest as specified in the indenture, if any, to the redemption date; provided that at least 65% of the aggregate principal amount of notes issued under the indenture remain outstanding immediately after such redemption and the redemption occurs within 90 days after the closing of such equity offering. At any time on or after March 15, 2015, we may redeem some or all of the 7.625% Senior Notes by paying a redemption price expressed as a percentage of the principal amount (103.813% if redeemed during the twelve-month period beginning on March 15, 2015, 102.542% if redeemed during the twelve-month period beginning on March 15, 2016, 101.271% if redeemed during the twelve-month period beginning on March 15, 2017 and 100% if redeemed on or after March 15, 2018), plus accrued and unpaid interest, plus certain liquidated damages as specified in the indenture, if any, to the redemption date.
If we experience a change of control (as defined in the indenture governing the 7.625% Senior Notes), we may be required to offer to purchase the 7.625% Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, plus certain liquidated damages as specified in the indenture, if any, to but excluding the repurchase date.
The indenture governing the 7.625% Senior Notes contains covenants that will limit our ability and the ability of our restricted subsidiaries to, among other things: incur additional debt; pay dividends or make other distributions, repurchase capital stock, repurchase subordinated debt and make certain investments; create liens; create restrictions on the payment of dividends and other amounts to us from restricted subsidiaries; sell assets or merge or consolidate with or into other companies; and engage in transactions with affiliates. If an event of default, as specified in the indenture governing the 7.625% Senior Notes, shall occur and be continuing, either the trustee or the holders of a specified percentage of the 7.625% Senior Notes may accelerate the maturity of all the 7.625% Senior Notes. As of June 30, 2010, we were in compliance with these covenants.
We expect that the 7.625% Senior Notes will be refinanced pursuant to the Commitment Letter (as defined in Note 20) or alternative financing in connection with the merger.
     8.375% Senior Notes
In June 2009, we issued $365.0 million aggregate principal amount of senior notes (the “8.375% Senior Notes”), which bear a coupon interest rate of 8.375% and are due June 15, 2016. The 8.375% Senior Notes were issued at a discounted price of 96.797%, resulting in an effective annual yield of 9.0%. Interest is payable in arrears semi-annually on each June 15 and December 15. The 8.375% Senior Notes are guaranteed on a senior unsecured basis by certain of our subsidiaries. If we experience a change of control, we may be required to offer to purchase the 8.375% Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, plus liquidated damages, if any, to the redemption date. The indenture governing the 8.375% Senior Notes contains covenants that will limit our ability and the ability of our restricted subsidiaries to, among other things: incur

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional debt; pay dividends or make other distributions; repurchase capital stock; repurchase subordinated debt and make certain investments; create liens; create restrictions on the payment of dividends and other amounts to us from restricted subsidiaries; sell assets or merge or consolidate with or into other companies; and engage in transactions with affiliates. As of June 30, 2010, we were in compliance with these covenants.
The 8.375% Senior Notes were sold in accordance with Rule 144A of the Securities Act and Regulation S of the Securities Act. On March 5, 2010, we filed a registration statement on Form S-4, which was declared effective on March 29, 2010. The registration statement registered the exchange of the 8.375% Senior Notes for publicly registered notes with substantially the same terms. The exchange offer for the 8.375% Senior Notes commenced on March 30, 2010 and expired on April 28, 2010. In May 2010, the 8.375% Senior Notes were exchanged for publicly registered notes with substantially the same terms.
We expect that the 8.375% Senior Notes will be refinanced pursuant to the Commitment Letter (as defined in Note 20) or alternative financing in connection with the merger.
     3.0% and 4.0% Convertible Subordinated Notes
In November 2003, we issued $240.0 million aggregate principal amount of 3.0% Convertible Subordinated Notes due August 2010 (the “3.0% Notes”) and $240.0 million aggregate principal amount of 4.0% Convertible Subordinated Notes due 2013 (the “4.0% Notes”), which were issued as two series of notes under a single indenture. Interest on the 3.0% Notes is payable semi-annually on February 16 and August 16 of each year. Interest on the 4.0% Notes is payable semi-annually on May 15 and November 15 of each year. We have the right to redeem the 4.0% Notes, in whole or in part, at their principal amount on or after May 20, 2011. The 3.0% Notes and 4.0% Notes are convertible into our common stock at an initial conversion rate of 31.6336 shares per $1,000 principal amount of notes, subject to adjustment. Upon conversion, we will have the right to satisfy the conversion obligations by delivery, at our option in shares of our common stock, in cash or in a combination thereof. It is our intent to settle the principal amount of the 3.0% Notes and 4.0% Notes in cash. In July 2010, pursuant to the indenture, we notified the trustee of our election to settle the principal amount of the 3.0% Notes in cash, and to settle the remainder of the conversion obligation in shares of our common stock. The 3.0% Notes and 4.0% Notes are subordinated unsecured obligations, ranking in right of payment behind our senior debt, if any. As of June 30, 2010, $48.9 million aggregate principal amount of 3.0% Notes and $225.0 million aggregate principal amount of 4.0% Notes were outstanding.
During the six months ended June 30, 2009, we purchased an aggregate of $117.6 million principal amount of the 3.0% Notes and 4.0% Notes at a purchase price of $115.2 million. The carrying amount of the 3.0% Notes and 4.0% Notes purchased was $109.2 million and the estimated fair value of the Notes exclusive of the conversion feature was $101.8 million. The difference between the carrying amount and the estimated fair value was recognized as a gain of $7.4 million upon early extinguishment of debt. The difference between the estimated fair value of $101.8 million and the purchase price of $115.2 million was $13.4 million and was charged to additional capital. A portion of the purchase price was attributable to accreted interest on the debt discount and deferred loan costs and is presented in the statement of cash flows for the six months ended June 30, 2009 as payments of accreted interest on long-term debt in cash flow from operating activities in continuing operations.
In connection with the offering of the 3.0% Notes and the 4.0% Notes, we entered into convertible note hedge and written call option transactions with respect to our common stock (the “Convertible Note Hedge”). The Convertible Note Hedge consisted of our purchasing call options on 12,653,440 shares of our common stock at a strike price of $31.61 and selling call options on the identical number of shares at $39.52. The number of shares covered by the Convertible Note Hedge is the same number of shares underlying the conversion of $200.0 million principal amount of the 3.0% Notes and $200.0 million principal amount of the 4.0% Notes. The Convertible Note Hedge is expected to reduce the potential dilution from conversion of the 3.0% Notes and the 4.0% Notes. The written call options offset, to some extent, the cost of the call options purchased. As a result of the cessation of Valeant’s common dividend, the strike price on the purchased call options were adjusted during 2007, with the new strike prices becoming $34.61 and $35.36 for the 3.0% Notes and the 4.0% Notes, respectively.

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2009, corresponding to the partial redemption of the 3.0% Notes, we also effected a proportionate partial termination of the Convertible Note Hedge, reducing the number of shares covered by the Convertible Note Hedge by 4,780,913 shares. As of June 30, 2010 and December 31, 2009, the number of shares covered by the Convertible Note Hedge was 7,872,527, the same number of shares underlying the conversion of the remaining balance of $48.9 million principal amount of the 3.0% Notes and $200.0 million principal amount of the 4.0% Notes.
The estimated fair value of our 3.0% Notes, 4.0% Notes and the 8.375% Senior Notes, based on quoted market prices or on current interest rates for similar obligations with like maturities, was approximately $877.2 million and $697.8 million at June 30, 2010 and December 31, 2009, respectively, compared to its carrying value of $603.4 million and $598.6 million, respectively, and principal amount of $638.8 million. At June 30, 2010, our 7.625% Senior Notes had an estimated fair value of $476.0 million compared to the carrying value and principal amount of $400.0 million.
11.  Income Taxes
The income tax provision for the six months ended June 30, 2010 consists of $17.3 million related to the expected taxes on earnings in tax jurisdictions outside the U.S. and $25.1 million related to U.S. federal and state income taxes. Our effective tax rate at June 30, 2010 of 38.0% differs from the statutory U.S. federal rate primarily due to state income taxes. The effective tax rate for the six months ended June 30, 2010 of 38.0% as compared to 27.3% for the six months ended June 30, 2009, was higher as the prior year benefited from the partial release during the period of tax valuation allowances on U.S. net deferred tax assets, which were fully released by the end of 2009.
We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $4.4 million as of June 30, 2010 and December 31, 2009.
As of June 30, 2010, we had $22.6 million of unrecognized tax benefits, which included $5.2 million relating to interest and penalties. Of the total unrecognized tax benefits, $19.0 million would reduce our effective tax rate, if recognized.
The Internal Revenue Service is currently auditing our U.S. consolidated income tax returns for the 2007 and 2008 tax years. During the first half of 2010, several states have initiated tax audits for the years 2002 through 2007. Additionally, one of our Mexican subsidiaries is under examination for the 2004 tax year. Our Hungary subsidiary is under examination for tax years 2006 through 2008.
Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of June 30, 2010, we had accrued $3.9 million for interest and $1.3 million for penalties. We accrued additional interest and penalties of $0.8 million during the six months ended June 30, 2010.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts are short term (typically less than 30 days in duration) and offset matching intercompany exposures in selected Valeant subsidiaries.
     The table below summarizes the fair value and balance sheet location of our outstanding derivatives at June 30, 2010 and December 31, 2009:

As of June 30, 2010
		Asset Derivatives		Liability Derivatives
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
Description	Amount	Location	Value	Location	Value

Undesignated hedges	$20,452	Other assets	$451	Accrued liabilities	$(173)

As of December 31, 2009
		Asset Derivatives		Liability Derivatives
		Balance		Balance
	Notional	Sheet	Fair	Sheet	Fair
Description	Amount	Location	Value	Location	Value

Undesignated hedges	$29,721	Other assets	$330	Accrued liabilities	$(334)
Net investment derivative contracts	24,640	Other assets	231	—	—
The table below summarizes the information related to changes in the fair value of our derivative instruments for the three and six months ended June 30, 2010 and 2009:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30, 2010
		Net	Cash
		Investment	Flow
	Undesignated	Derivative	Derivative
Description	Hedges	Contracts	Contracts

Gain recognized in currency translation adjustment in other comprehensive income	$—	$1,873	$—
Gain recognized in exchange gain / loss	1,067	—	—

	Six Months Ended June 30, 2010
		Net	Cash
		Investment	Flow
	Undesignated	Derivative	Derivative
Description	Hedges	Contracts	Contracts

Gain recognized in currency translation adjustment in other comprehensive income	$—	$1,617	$—
Gain recognized in exchange gain / loss	306	—	—

	Three Months Ended June 30, 2009
		Net	Cash
		Investment	Flow
	Undesignated	Derivative	Derivative
Description	Hedges	Contracts	Contracts

Loss recognized in currency translation adjustment in other comprehensive income	$—	$(2,054)	$—
Loss recognized in other comprehensive income	—	—	(155)
Gain recognized in royalty income	—	—	102
Loss recognized in exchange gain / loss	(1,841)	—	—

	Six Months Ended June 30, 2009
		Net	Cash
		Investment	Flow
	Undesignated	Derivative	Derivative
Description	Hedges	Contracts	Contracts

Gain recognized in currency translation adjustment in other comprehensive income	$—	$619	$—
Gain recognized in other comprehensive income	—	—	56
Gain recognized in royalty income	—	—	102
Loss recognized in exchange gain / loss	(1,977)	—	—
See Note 13 for additional information about the fair value of our derivative instruments.
13.  Fair Value Measurements
Fair value measurements are based on a three-tier hierarchy that prioritizes inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists. The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010 and December 31, 2009:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Assets (Liabilities)
	June 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Undesignated hedges	$—	$278	$—	$—	$(4)	$—
Net investment derivative contracts	—	—	—	—	231	—
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
14. Stock and Stock Incentive Programs
     Common Stock: We are authorized to issue 200 million shares of $0.01 par value common stock. The number of shares outstanding as of June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009

Shares outstanding	75,902	77,350
Shares held in treasury	26,993	25,466
Stock and Securities Repurchase Programs: In October 2008, our board of directors authorized us to repurchase up to $200.0 million of our outstanding securities in a 24-month period ending October 2010, unless earlier terminated or completed. In May 2009, our board of directors increased the authorization to $500.0 million, over a period ending in May 2011. In March 2010, our board of directors further increased the authorization to $1.0 billion over a period ending in March 2013. Under the program, purchases of outstanding senior notes, convertible subordinated notes or common stock may be made from time to time on the open market, in privately negotiated transactions, pursuant to tender offers or otherwise, including pursuant to one or more trading plans, at times and in amounts as we see appropriate. The amount of securities to be purchased and the timing of such purchases are subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements and alternate investment opportunities. The securities repurchase program may be modified or discontinued at any time. During the six months ended June 30, 2010, we purchased 2,637,545 shares of our common stock for a total of $106.6 million. As of June 30, 2010, we have repurchased an aggregate 9,886,438 shares of our common stock for $315.1 million under this program, in addition to the purchase of $206.1 million aggregate principal amount of our 3.0% Notes and 4.0% Notes at a purchase price of $207.3 million, including cash and warrants.
Stock-based compensation: During the three and six months ended June 30, 2010, we granted to certain executives, employees and directors of the Company an aggregate of 26,436 and 160,520 time-vested restricted stock units, respectively, which vest based upon service conditions,. During the three and six months ended June 30, 2010, we granted certain executives of the Company an aggregate of 8,186 and 382,387 performance-based restricted stock units, respectively, which vest based upon both service and certain stock price appreciation conditions. During the three and six months ended June 30, 2010 we granted an aggregate of 30,725 and 1,091,725 stock options to certain employees at weighted-average exercise prices of $48.57 and $38.76, respectively.
A summary of stock compensation expense in continuing operations for our stock incentive plans for the three and six months ended June 30, 2010 and 2009 is presented below:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Phantom and restricted stock units	$4,815	$2,237	$9,113	$5,065
Employee stock options	1,988	1,144	2,636	2,638

Total stock-based compensation	$6,803	$3,381	$11,749	$7,703

Future stock compensation expense for restricted stock units and stock option incentive awards outstanding as of June 30, 2010 is as follows:

Remainder of 2010	$13,109
2011	19,178
2012	12,873
2013	8,072
2014	1,594
2015	73

$54,899

15.  Business Segments
Our products are sold through three segments comprising Specialty pharmaceuticals, Branded generics — Europe and Branded generics — Latin America. The Specialty pharmaceuticals segment revenues include product revenues primarily from the U.S., Canada, Australia and New Zealand. The Branded generics — Europe segment revenues include product revenues from branded generic pharmaceutical products primarily in Poland, Hungary, the Czech Republic and Slovakia. The Branded generics — Latin America segment revenues include product revenues from branded generic pharmaceutical products and over the counter products primarily in Mexico and Brazil.
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
The following table sets forth the amounts of our segment revenues and operating income for the three and six months ended June 30, 2010 and 2009:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues
Specialty pharmaceuticals product sales	$126,901	$96,634	$247,643	$182,947
Specialty pharmaceuticals service and alliance revenue (1)	30,143	12,196	52,666	24,101
Branded generics — Europe product sales	40,785	34,032	82,493	69,370
Branded generics — Latin America product sales	51,772	36,199	93,829	67,381
Alliances (ribavirin royalties only)	5,973	12,637	10,934	25,822

Consolidated revenues	$255,574	$191,698	$487,565	$369,621

Operating Income
Specialty pharmaceuticals	$68,020	$34,088	$129,207	$62,339
Branded generics — Europe	9,741	7,699	20,620	16,563
Branded generics — Latin America	12,184	13,773	25,681	25,981

	89,945	55,560	175,508	104,883
Alliances	5,973	12,637	10,934	25,822
Corporate	(12,032)	(12,463)	(28,207)	(31,025)

Subtotal	83,886	55,734	158,235	99,680
Special charges and credits	(1,012)	(1,974)	(1,550)	(1,974)
Restructuring and acquisition-related costs	(10,706)	(2,603)	(11,730)	(3,814)

Consolidated segment operating income	72,168	51,157	144,955	93,892
Interest income	387	726	846	2,560
Interest expense	(20,558)	(8,551)	(33,648)	(16,564)
Gain on early extinguishment of debt	—	2,777	—	7,376
Other income (expense), net including translation and exchange	(1,412)	(646)	(1,936)	566

Income from continuing operations before income taxes	$50,585	$45,463	$110,217	$87,830

(1)	Specialty pharmaceuticals service and alliance revenue consists of:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service revenue	$4,396	$5,606	$9,356	$12,344
1% clindamycin and 5% benzoyl peroxide gel (IDP-111) profit share	11,232	—	20,530	—
Other royalties	4,160	3,790	7,585	5,639
License payments	765	—	1,466	—
GSK collaboration	9,590	2,800	13,729	6,118

Total specialty pharmaceuticals service and alliance revenue	$30,143	$12,196	$52,666	$24,101

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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth net revenues by geographic area for the three and six months ended June 30, 2010 and 2009. Revenues are classified based on geographic location of the customers, or for certain exported products and license revenue, by county of domicile.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues
U.S.	$117,156	$79,792	$223,223	$154,288
Poland	31,928	25,434	65,110	53,188
Mexico	34,825	27,878	67,400	52,465
Other	71,665	58,594	131,832	109,680

Total	$255,574	$191,698	$487,565	$369,621

The following table sets forth our total assets by segment as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Total Assets
Specialty pharmaceuticals	$1,206,681	$699,354
Branded generics — Europe	170,236	184,862
Branded generics — Latin America	291,344	161,372
Alliances	5,944	8,905
Corporate	213,901	250,986

Total	$1,888,106	$1,305,479

During the three and six months ended June 30, 2010 and 2009, two customers each accounted for more than 10% of consolidated product sales. Sales to McKesson Corporation and its affiliates (“McKesson”) and to Cardinal Health (“Cardinal”) in the United States, Canada and Mexico are detailed in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales:
McKesson	$44,127	$37,525	$85,032	$70,817
Cardinal	30,940	24,188	57,707	45,688
Percentage of total product sales:
McKesson	20%	22%	20%	22%
Cardinal	14%	14%	14%	14%
16.   Alliance Revenue
Alliance revenue includes the royalties received from the sale of ribavirin and from patent protected formulations developed by Dow and licensed to third parties, licensing payments received and revenues associated with the Collaboration Agreement with GSK. In addition, beginning in the third quarter of 2009, we receive profit sharing payments equal to a majority portion of the net profits on the sale of 1% clindamycin and 5% benzoyl peroxide gel by Mylan and royalty payments on net sales of Cesamet in the U.S. through a license agreement entered into with Meda in September 2009. We will also receive future royalty payments on Meda’s net sales of two dermatology products in Europe pursuant to license agreements entered into with Meda. The following table provides the details of our alliance revenue in the three and six months ended June 30, 2010 and 2009:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Ribavirin royalty	$5,973	$12,637	$10,934	$25,822
1% clindamycin and 5% benzoyl peroxide gel (IDP-111) profit share	11,232	—	20,530	—
Other royalties	4,160	3,790	7,585	5,639
License payments	765	—	1,466	—
GSK collaboration	9,590	2,800	13,729	6,118

Total alliance revenue	$31,720	$19,227	$54,244	$37,579

17.  Related Parties
Robert A. Ingram was Vice Chairman Pharmaceuticals of GSK from January 2008 through December 2009, and serves as a strategic advisor to the Chief Executive Officer of GSK since January 2010. Mr. Ingram has been a member of our board of directors since 2003. In 2008, Mr. Ingram became our board’s lead director. Stephen F. Stefano was Senior Vice President of GSK’s Payor Markets Division from January 2001 through November 2009. Mr. Stefano has been a member of our board of directors since March 2009. See Note 4 for discussion of the Collaboration Agreement with GSK.
Anders Lönner has been the Group President and Chief Executive Officer of Meda since 1999, and serves on Meda’s board of directors. Effective January 7, 2009, Mr. Lönner was elected by our board of directors to fill an open board position in the class expiring in 2011. See Notes 6 and 16 for discussion of transactions with Meda.
G. Mason Morfit is a partner and a member of the Management Committee of ValueAct Capital. Mr. Morfit has been a member of our board of directors since 2007. Brandon B. Boze has been a Vice President at ValueAct Capital since 2005, and has been a member of our board of directors since December 2009. ValueAct Capital is the general partner and the manager of ValueAct Capital Master Fund, L.P. During the three months ended June 30, 2010, we purchased 2,637,545 shares of our common stock for a total of $106.6 million from ValueAct Capital Master Fund, L.P.
18.  Condensed Consolidating Financial Information
In June 2009, we issued the 8.375% Senior Notes that are fully, unconditionally and jointly and severally guaranteed by certain of our 100% owned subsidiaries. We are required to present condensed consolidating financial information in accordance with the criteria established for parent companies in the SEC’s Regulation S-X, Rule 3-10. The following condensed consolidating financial information presents the results of operations, financial position and cash flows of Valeant Pharmaceuticals International (“VPI”), its Guarantor subsidiaries, its non-Guarantor subsidiaries and the eliminations necessary to arrive at the information on a consolidated basis as of June 30, 2010 and December 31, 2009 and for the three and six-month periods ended June 30, 2010 and 2009:

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
June 30, 2010
(Unaudited)

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$—	$45,134	$30,249	$—	$75,383
Marketable securities	—	—	—	—	—
Accounts receivable, net	—	83,926	100,008	(141)	183,793
Intercompany receivables	—	319,763	25,776	(345,539)	—
Inventories, net	—	41,887	92,981	(832)	134,036
Assets held for sale	—	—	1,559	—	1,559
Prepaid expenses	183	11,488	4,841	—	16,512
Current deferred tax assets, net	—	73,020	14,721	—	87,741
Income taxes receivable	—	—	4,166	—	4,166

Total current assets	183	575,218	274,301	(346,512)	503,190
Property, plant and equipment, net	—	10,250	144,958	—	155,208
Deferred tax assets, net	6,955	—	4,917	(6,955)	4,917
Goodwill	—	118,706	242,427	—	361,133
Intangible assets, net	—	352,046	488,786	—	840,832
Investment in subsidiaries	1,194,798	19,169	—	(1,213,967)	—
Intercompany receivables	166,404	150,000	100,916	(417,320)	—
Other assets	18,072	3,218	1,536	—	22,826

Total non-current assets	1,386,229	653,389	983,540	(1,638,242)	1,384,916

	$1,386,412	$1,228,607	$1,257,841	$(1,984,754)	$1,888,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables	$—	$23,934	$25,799	$—	$49,733
Intercompany payables	—	25,776	319,763	(345,539)	—
Accrued liabilities	—	176,568	51,809	(164)	228,213
Notes payable and current portion of long-term debt	78,612	3	3,667	—	82,282
Deferred revenue	—	17,527	246	—	17,773
Income taxes payable	—	2,044	8,040	—	10,084
Current deferred tax liabilities, net	—	—	759	—	759
Current liabilities for uncertain tax positions	—	646	—	—	646

Total current liabilities	78,612	246,498	410,083	(345,703)	389,490
Long-term debt, less current portion	954,813	—	763	—	955,576
Deferred revenue	—	621	—	—	621
Deferred tax liabilities, net	—	92,754	21,131	(6,955)	106,930
Liabilities for uncertain tax positions	—	16,008	731	—	16,739
Intercompany payables	—	267,320	150,000	(417,320)	—
Other liabilities	—	59,264	6,477	—	65,741

Total non-current liabilities	954,813	435,967	179,102	(424,275)	1,145,607

Total liabilities	1,033,425	682,465	589,185	(769,978)	1,535,097

Total Valeant stockholders’ equity	352,987	546,142	668,634	(1,214,776)	352,987
Noncontrolling interest	—	—	22	—	22

Total stockholders’ equity	352,987	546,142	668,656	(1,214,776)	353,009

	$1,386,412	$1,228,607	$1,257,841	$(1,984,754)	$1,888,106

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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2010
(Unaudited)

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Product sales	$—	$91,072	$130,467	$(2,081)	$219,458
Service revenue	—	2,314	2,084	(2)	4,396
Alliance revenue	—	31,720	—	—	31,720

Total revenues	—	125,106	132,551	(2,083)	255,574

Costs and expenses:
Cost of goods sold (excluding amortization)	—	13,174	49,706	(2,242)	60,638
Cost of services	—	1,655	1,624	—	3,279
Selling, general and administrative	—	32,528	40,957	—	73,485
Research and development costs, net	—	9,450	2,501	—	11,951
Special charges and credits	—	1,012	—	—	1,012
Restructuring and acquisition-related costs	—	8,110	2,596	—	10,706
Amortization expense	—	16,089	6,246	—	22,335

Total costs and expenses	—	82,018	103,630	(2,242)	183,406

Income from operations	—	43,088	28,921	159	72,168
Other income (expense), net including translation and exchange	48,883	(1,939)	527	(48,883)	(1,412)
Interest income	—	924	236	(773)	387
Interest expense	(20,241)	(239)	(851)	773	(20,558)

Income from continuing operations before income taxes	28,642	41,834	28,833	(48,724)	50,585
Provision (benefit) for income taxes	(3,611)	16,842	5,117	—	18,348

Income from continuing operations	32,253	24,992	23,716	(48,724)	32,237
Income (loss) from discontinued operations, net of tax	—	27	(10)	—	17

Net income	32,253	25,019	23,706	(48,724)	32,254
Less: Net income attributable to noncontrolling interest	—	—	1	—	1

Net income attributable to Valeant	$32,253	$25,019	$23,705	$(48,724)	$32,253

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2009
(Unaudited)

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Product sales	$—	$71,958	$95,980	$(1,073)	$166,865
Service revenue	—	3,730	1,915	(39)	5,606
Alliance revenue	—	19,227	—	—	19,227

Total revenues	—	94,915	97,895	(1,112)	191,698

Costs and expenses:
Cost of goods sold (excluding amortization)	—	10,771	33,606	(1,627)	42,750
Cost of services	—	4,121	1,216	—	5,337
Selling, general and administrative	—	32,161	29,465	—	61,626
Research and development costs, net	—	7,955	1,191	—	9,146
Special charges and credits	—	—	1,974	—	1,974
Restructuring and acquisition-related costs	—	1,694	909	—	2,603
Amortization expense	—	15,475	1,630	—	17,105

Total costs and expenses	—	72,177	69,991	(1,627)	140,541

Income from operations	—	22,738	27,904	515	51,157
Other income (expense), net including translation and exchange	40,316	(83)	(563)	(40,316)	(646)
Gain on early extinguishment of debt	2,777	—	—	—	2,777
Interest income	—	371	355	—	726
Interest expense	(8,254)	(243)	(54)	—	(8,551)

Income from continuing operations before income taxes	34,839	22,783	27,642	(39,801)	45,463
Provision for income taxes	1,979	2,480	7,968	—	12,427

Income from continuing operations	32,860	20,303	19,674	(39,801)	33,036
Income (loss) from discontinued operations, net of tax	—	(469)	294	—	(175)

Net income	32,860	19,834	19,968	(39,801)	32,861
Less: Net income attributable to noncontrolling interest	—	—	1	—	1

Net income attributable to Valeant	$32,860	$19,834	$19,967	$(39,801)	$32,860

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2010
(Unaudited)

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Product sales	$—	$178,112	$249,451	$(3,598)	$423,965
Service revenue	—	5,702	3,654	—	9,356
Alliance revenue	—	54,244	—	—	54,244

Total revenues	—	238,058	253,105	(3,598)	487,565

Costs and expenses:
Cost of goods sold (excluding amortization)	—	26,159	91,995	(3,313)	114,841
Cost of services	—	3,511	2,934	—	6,445
Selling, general and administrative	—	66,748	77,278	—	144,026
Research and development costs, net	—	17,689	4,664	—	22,353
Special charges and credits	—	1,550	—	—	1,550
Restructuring and acquisition-related costs	—	8,238	3,492	—	11,730
Amortization expense	—	31,942	9,723	—	41,665

Total costs and expenses	—	155,837	190,086	(3,313)	342,610

Income from operations	—	82,221	63,019	(285)	144,955
Other income (expense), net including translation and exchange	91,630	(1,640)	(296)	(91,630)	(1,936)
Interest income	—	1,797	605	(1,556)	846
Interest expense	(33,232)	(363)	(1,609)	1,556	(33,648)

Income from continuing operations before income taxes	58,398	82,015	61,719	(91,915)	110,217
Provision (benefit) for income taxes	(9,871)	34,066	18,183	—	42,378

Income from continuing operations	68,269	47,949	43,536	(91,915)	67,839
Income (loss) from discontinued operations, net of tax	—	23	409	—	432

Net income	68,269	47,972	43,945	(91,915)	68,271
Less: Net income attributable to noncontrolling interest	—	—	2	—	2

Net income attributable to Valeant	$68,269	$47,972	$43,943	$(91,915)	$68,269

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2009
(Unaudited)

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenues:
Product sales	$—	$139,846	$182,219	$(2,367)	$319,698
Service revenue	—	8,930	3,525	(111)	12,344
Alliance revenue	—	37,579	—	—	37,579

Total revenues	—	186,355	185,744	(2,478)	369,621

Costs and expenses:
Cost of goods sold (excluding amortization)	—	22,360	63,703	(3,616)	82,447
Cost of services	—	7,368	2,295	—	9,663
Selling, general and administrative	—	67,891	57,951	—	125,842
Research and development costs, net	—	16,019	1,871	(10)	17,880
Special charges and credits	—	—	1,974	—	1,974
Restructuring and acquisition-related costs	—	2,905	909	—	3,814
Amortization expense	—	31,195	2,914	—	34,109

Total costs and expenses	—	147,738	131,617	(3,626)	275,729

Income from operations	—	38,617	54,127	1,148	93,892
Other income (expense), net including translation and exchange	76,155	(27)	593	(76,155)	566
Gain on early extinguishment of debt	7,376	—	—	—	7,376
Interest income	—	728	1,838	(6)	2,560
Interest expense	(15,987)	(472)	(111)	6	(16,564)

Income from continuing operations before income taxes	67,544	38,846	56,447	(75,007)	87,830
Provision for income taxes	3,489	3,316	17,191	—	23,996

Income from continuing operations	64,055	35,530	39,256	(75,007)	63,834
Income (loss) from discontinued operations, net of tax	—	(590)	813	—	223

Net income	64,055	34,940	40,069	(75,007)	64,057
Less: Net income attributable to noncontrolling interest	—	—	2	—	2

Net income attributable to Valeant	$64,055	$34,940	$40,067	$(75,007)	$64,055

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2010
(Unaudited)

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by (used in) operating activities	(9,350)	243,176	(103,233)	(2,533)	128,060

Cash flows from investing activities:
Capital expenditures	—	(486)	(8,056)	—	(8,542)
Proceeds from sale of assets	—	—	417	—	417
Proceeds from investments	—	13,584	4	—	13,588
Loans and advances (to) from joint ventures	—	—	(628)	—	(628)
Acquisition of businesses, license rights and product lines	—	(12,000)	(454,836)	—	(466,836)

Cash flow from investing activities in continuing operations	—	1,098	(463,099)	—	(462,001)
Cash flow from investing activities in discontinued operations	—	3,308	(2,507)	—	801

Net cash (used in) provided by investing activities	—	4,406	(465,606)	—	(461,200)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(2,600)	(3)	(6,260)	—	(8,863)
Proceeds from issuance of long-term debt and notes payable	422,499	—	5,324	—	427,823
Stock option exercises and employee stock purchases	26,847	—	—	—	26,847
Payments of employee withholding taxes related to equity awards	(1,304)	—	—	—	(1,304)
Excess tax deduction from stock options exercised	3,239	—	—	—	3,239
Purchase of treasury stock	(106,587)	—	—	—	(106,587)
Intercompany	(332,744)	(228,627)	558,838	2,533	—

Cash flow from financing activities in continuing operations	9,350	(228,630)	557,902	2,533	341,155
Cash flow from financing activities in discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	9,350	(228,630)	557,902	2,533	341,155

Effect of exchange rate changes on cash and cash equivalents	—	—	(712)	—	(712)

Net increase (decrease) in cash and cash equivalents	—	18,952	(11,649)	—	7,303
Cash and cash equivalents at beginning of period	—	26,182	41,898	—	68,080

Cash and cash equivalents at end of period	$—	$45,134	$30,249	$—	$75,383

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2009
(Unaudited)

	VPI	Guarantors	Non-Guarantors	Eliminations	Consolidated

Cash flows from operating activities:
Net cash provided by operating activities	$56,519	$72,744	$39,099	$(88,513)	$79,849

Cash flows from investing activities:
Capital expenditures	—	(2,725)	(6,383)	—	(9,108)
Proceeds from sale of assets	—	—	484	—	484
Proceeds from sale of businesses	—	3,342	—	—	3,342
Proceeds from investments	—	19,280	1,128	—	20,408
Purchase of investments	—	(107,210)	—	—	(107,210)
Loans and advances (to) from joint ventures	—	—	(802)	—	(802)
Acquisition of businesses, license rights and product lines	—	(53,953)	(30,145)	—	(84,098)

Cash flow from investing activities in continuing operations	—	(141,266)	(35,718)	—	(176,984)
Cash flow from investing activities in discontinued operations	—	(12,732)	2,122	—	(10,610)

Net cash used in investing activities	—	(153,998)	(33,596)	—	(187,594)

Cash flows from financing activities:
Payments on long-term debt and notes payable	(92,073)	(111)	(2,117)	—	(94,301)
Proceeds from issuance of long-term debt and notes payable	346,838	—	2,765	—	349,603
Stock option exercises and employee stock purchases	31,445	—	—	—	31,445
Excess tax deduction from stock options exercised	734	—	—	—	734
Purchase of treasury stock	(25,706)	—	—	—	(25,706)
Intercompany and dividends	(317,757)	314,179	(84,935)	88,513	—

Cash flow from financing activities in continuing operations	(56,519)	314,068	(84,287)	88,513	261,775
Cash flow from financing activities in discontinued operations	—	—	—	—	—

Net cash provided by (used in) financing activities	(56,519)	314,068	(84,287)	88,513	261,775

Effect of exchange rate changes on cash and cash equivalents	—	—	(7,992)	—	(7,992)

Net increase (decrease) in cash and cash equivalents	—	232,814	(86,776)	—	146,038
Cash and cash equivalents at beginning of period	—	56,280	143,302	—	199,582

Cash and cash equivalents at end of period	$—	$289,094	$56,526	$—	$345,620

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
Securities Class Actions: On June 22, 2010, a stockholder of the Company filed a purported class action complaint in Superior Court for Orange County, California captioned Deckter v. Valeant Pharmaceuticals International, et al., Case No. 30-2010-383335-CU-BT-CXC, on behalf of himself and all other stockholders of the Company against the Company and eight of its directors. On July 1, 2010, a stockholder of the Company filed a purported class action complaint in Superior Court for Orange County, California captioned Pronko v. Valeant Pharmaceuticals International, et al., Case No. 30-2010-386784-CU-SL-CXC, on behalf of himself and all other stockholders of the Company against the Company and its directors. On July 13, 2010, a stockholder of the Company filed a purported class action complaint in Superior Court for Orange County, California captioned Martino v. Pearson, et al., Case No. 30-2010-389330-CU-SL-CXC, on behalf of herself and all other stockholders of the Company against the Company and its directors. On July 14, 2010, a stockholder of the Company filed a purported class action complaint in Superior Court for Orange County, California captioned Haro v. Pearson, et al., Case No. 30-2010-389773-CU-BT-CXC, on behalf of himself and all other stockholders of the Company against the

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company, certain officers and directors of the Company, Biovail, Biovail Americas Corp., a wholly owned subsidiary of Biovail (“BAC”), and Beach Merger Corp., a newly formed wholly owned subsidiary of BAC (“Merger Sub”). The complaints variously allege that the individual defendants, aided and abetted by the Company, Biovail, BAC and Merger Sub, breached their fiduciary duties of care, loyalty, candor, good faith and independence to stockholders in connection with the proposed merger of the Company with Biovail (see Note 20). Among other things, the complaints allege that the merger agreement fixes a price per share that is inadequate and unfair, and effectively caps the value of the Company’s stock and precludes competitive bidding through measures such as a termination fee, a requirement that any prior or ongoing discussions with other potential suitors be discontinued, non-solicitation and notification covenants, and granting Biovail the right to match any unsolicited proposal. The complaints also allege that the individual defendants are using the proposed merger to aggrandize their own financial position at the expense of the Company’s stockholders and have ignored purported conflicts of interests. The complaints seek various forms of relief, including rescissory damages and declaratory and injunctive relief, including enjoining or rescinding the merger to the extent already implemented and requiring the defendants to effect a transaction which is in the best interests of the Company’s stockholders.
On July 16, 2010, a stockholder of the Company filed a purported class action complaint in the Court of Chancery for the State of Delaware captioned Porto v. Valeant Pharmaceuticals International, et al., Case No. 5644, on behalf of himself and all other stockholders of the Company against the Company, the Company’s directors, Biovail, BAC and Merger Sub. On July 21, 2010, a stockholder of the Company filed a purported class action complaint in the Court of Chancery for the State of Delaware captioned Marion v. Pearson, et al., Case No. 5658, on behalf of himself and all other stockholders of the Company against the Company and its directors. On July 22, 2010, a stockholder of the Company filed a purported class action complaint in the Court of Chancery for the State of Delaware captioned Soukup v. Valeant Pharmaceuticals International, et al., Case No. 5664, on behalf of himself and all other stockholders of the Company against the Company, the Company’s directors, Biovail, BAC and Merger Sub. The complaints variously allege that the individual defendants, aided and abetted by the Company, Biovail, BAC and Merger Sub, breached their fiduciary duties of care, loyalty, candor, good faith and independence to stockholders in connection with the proposed merger of the Company with Biovail. Among other things, the complaints allege that the merger agreement fixes a price per share that is inadequate and unfair, and effectively caps the value of the Company’s stock and precludes competitive bidding through measures such as a termination fee, a requirement that any prior or ongoing discussions with other potential suitors be discontinued, non-solicitation and notification covenants, and granting Biovail the right to match any unsolicited proposal. The complaints also allege that the individual defendants are using the proposed merger to aggrandize their own financial position at the expense of the Company’s stockholders and have ignored purported conflicts of interests. On July 27, 2010, the plaintiffs in the Porto and Marion actions filed amended complaints that include the additional allegations that the defendants failed to disclose adequate information to ensure an informed stockholder vote and disclosed materially misleading information. The complaints and amended complaints seek various forms of relief, including rescissory damages and declaratory and injunctive relief, including enjoining or rescinding the merger to the extent already implemented and requiring the defendants to effect a transaction which is in the best interests of the Company’s stockholders.
The cases have just been filed and we have not yet responded to any of the complaints. We intend to vigorously defend the actions and believe we have meritorious defenses to all of the claims asserted.
Permax Product Liability Cases: On August 27, 2008, we were served product liability complaints related to the pharmaceutical Permax in six separate cases by plaintiffs Prentiss and Carol Harvey; Robert and Barbara Branson; Dan and Mary Ellen Leach; Eugene and Bertha Nelson; Beverly Polin; and Ira and Michael Price against Eli Lilly and Company and Valeant Pharmaceuticals International in Superior Court, Orange County, California (the “California Permax Actions”). The California Permax Actions were consolidated under the heading of Branson v. Eli Lilly and Company, et al. On September 15, 2008, we were served a complaint in a case captioned Linda R. O’Brien v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Teva Pharmaceutical Industries, Ltd., Par Pharmaceutical Companies, Inc., and Ivax Corporation in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida. On March 24, 2009, we were named as a defendant in the following cases: Richard Andrew Baker v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc., Par Pharmaceutical Companies, Inc., Pfizer, Inc. and Pharmacia Corporation in the United States District Court for the Northern District of Ohio, Eastern Division; Edwin Elling v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc. and Athena Neurosciences, Inc. in the United Stated District Court for the Northern District of Texas, Ft. Worth Division; and Judith LaVois v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin Pharmaceuticals Inc., Elan Pharmaceuticals, Inc., Athena Neurosciences, Inc. and Teva Pharmaceuticals USA, Inc. in the United States District Court for the Southern District of Texas, Houston Division. On March 25, 2009, we were named as a defendant in a case captioned Penny M. Hagerman v. Eli Lilly and Company, Valeant Pharmaceuticals International, Amarin Corporation, plc, Amarin

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pharmaceuticals Inc., Elan Pharmaceuticals, Inc., and Athena Neurosciences, Inc. in the United States District Court for the District of Colorado. Eli Lilly, initial holder of the right granted by the FDA to market and sell Permax in the United States, which right was licensed to Amarin Pharmaceuticals Inc. and assigned to Valeant, and the source of the manufactured product, has also been named in the suits. On January 15, 2010, we reached an agreement in principle with plaintiffs to settle the O’Brien, Baker, Elling, LaVois and Hagerman matters. The Hagerman and Baker matters have been settled, and the matters were dismissed on June 2, 2010 and June 25, 2010, respectively and we expect that the O’Brien matter will be dismissed shortly. Settlement documentation is being finalized for the Elling and LaVois matters. On May 5, 2010, we reached an agreement in principle with plaintiffs to settle the California Permax actions, and are in the process of finalizing settlement documentation for those matters. The portion of these settlements for which we are responsible will not have a material impact on our financial results. In addition to the lawsuits described above, we have received, and from time to time receive, communications from third parties relating to potential claims that may be asserted with respect to Permax.
Eli Lilly: On January 12, 2009, we were served a complaint in an action captioned Eli Lilly and Company v. Valeant Pharmaceuticals International, Case No. 1:08-cv-1720-SEB-TAB in the U.S. District Court for the Southern District of Indiana, Indianapolis Division (the “Lilly Action”). In the Lilly Action, Lilly brought a claim against us for breach of contract and seeks a declaratory judgment arising out of a February 25, 2004 letter agreement between and among Lilly, Valeant and Amarin Corporation, plc related to cost-sharing for Permax product liability claims. On February 2, 2009, we filed counterclaims against Lilly seeking a declaratory judgment and indemnification under the letter agreement. We have responded to two motions for partial summary judgment brought by Lilly, and are in the process of defending the Lilly Action. Non-expert discovery closed on July 1, 2010, and expert discovery is proceeding. Trial is scheduled for November 2010.
Tolmar Matter: On or around January 19, 2009, Tolmar, Inc. (“Tolmar”) notified Galderma Laboratories, L.P. and Dow that it had submitted an ANDA, No. 090-903, with the FDA seeking approval for the commercial manufacture, use and sale of its Metronidazole Topical Gel, 1% (the “Tolmar Product”) prior to the expiration of U.S. Patent Nos. 6,881,726 (the “‘726 patent”) and 7,348,317 (the “‘317 patent). The ‘726 and ‘317 patents are owned by Dow, and licensed to Galderma. The ANDA contains a Paragraph IV certification alleging that the claims of the ‘726 and ‘317 patents will not be infringed by the manufacture, use, importation, sale or offer for sale of the Tolmar Product. On March 3, 2009, Galderma Laboratories, L.P., Galderma S.A., and Dow filed a complaint against Tolmar for the patent infringement of the ‘726 and ‘317 patents, pending in the United States District Court for the Northern District of Texas, Dallas Division. The Court has ordered preliminary mediation in the matter to be completed on or before September 9, 2010. Galderma and Dow have served opposition to Tolmar’s Summary Judgment motion. A date for a hearing on the Summary Judgment motion has not been assigned by the Court. This lawsuit was filed within forty-five days of Tolmar’s Paragraph IV certification. As a result, The Hatch-Waxman Act provides an automatic stay on the FDA’s final approval of Tolmar’s ANDA for thirty months, which will expire in July 2011, or until a decision by the district court, whichever is earlier.
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

VALEANT PHARMACEUTICALS INTERNATIONAL
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
There can be no assurance that defending against any of the above claims or any future similar claims and any resulting settlements or judgments will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operation or liquidity.
20. Merger with Biovail
On June 20, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Biovail, BAC and Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into Valeant with Valeant continuing as the surviving corporation. On the date of the closing of the merger, Biovail will change its name to Valeant Pharmaceuticals International, Inc.
We intend to pay, on the business day immediately preceding the effective time of the merger, a special dividend of $16.77 per share of our common stock to Valeant stockholders of record as of the close of business on such day (the “Pre-Merger Special Dividend”). If the merger is completed, each share of our common stock issued and outstanding immediately prior to the completion of the merger, other than shares owned by Valeant, Biovail, BAC or Merger Sub (all of which will be cancelled), and other than those shares with respect to which appraisal rights are properly exercised under Delaware law and not withdrawn, will be converted into the right to receive 1.7809 Biovail common shares. In addition, our then outstanding convertible notes, if not converted prior to the date of the closing of the merger, and warrants issued pursuant to an Exchange Agreement in August 2009, if not exercised or expired prior to the date of the closing of the merger, will become convertible into, or exercisable for, Biovail common shares.
The completion of the merger is subject to the approval of our stockholders and Biovail shareholders and consummation of the financing, the terms of which are set forth in the Commitment Letter (as defined below), or alternative financing. In addition, the merger is subject to other customary closing conditions and regulatory approvals, including, among others, (i) the declaration by the SEC of the effectiveness of the Registration Statement on Form S-4 filed with the SEC by Biovail on July 21, 2010 and the approval of the listing on the Toronto Stock Exchange and the New York Stock Exchange of the common shares of the combined company to be issued in connection with the merger; (ii) the payment of the Pre-Merger Special Dividend and (iii) receipt by each party of an opinion of counsel stating that the merger (1) should qualify for U.S. Federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code (the “Code”) and (2) U.S. holders of our common stock should not recognize gain under Section 367(a) of the Code on the exchange of their Valeant common stock for Biovail common shares in the merger. On July 22, 2010, the Federal Trade Commission announced the grant of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the proposed merger contemplated by the Merger Agreement.
Valeant and Biovail have entered into a commitment letter (the “Commitment Letter”), dated as of June 20, 2010, with Goldman Sachs Bank USA, Goldman Sachs Lending Partners LLC, Jefferies Group, Inc. and Morgan Stanley Senior Funding, Inc. (such financial institutions being referred to as the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide up to $3.022 billion in loans for the purposes of (1) refinancing our Senior Secured Term Loan, 8.375% Senior Notes and 7.625% Senior Notes, (2) funding the Pre-Merger Special Dividend and certain expenses incurred in connection with the merger, (3) providing post-closing liquidity to the combined company and (4) funding a post-merger special dividend of $1.00 per common share of the combined company anticipated to be paid on December 31, 2010, or on such other date as the board of directors of the combined company may determine, subject to the discretion of the board of directors of the combined company and to compliance with applicable law (the “Post-Merger Special Dividend”).
The Commitment Letter provides for the following facilities:
•	Revolver: $250 million under a senior secured revolving credit facility;

•	Term Loan A: $500 million under a senior secured term loan facility; and

•	Term Loan B: up to $2.272 billion under a senior secured term loan facility ($300 million of which is a delayed draw directly linked to the payment of the Post-Merger Special Dividend.
The financing commitments of the Commitment Parties are subject to various conditions set forth in the Commitment Letter. It is expected that Valeant, Biovail and the Commitment Parties will enter into definitive loan documents with respect to the financing as contemplated by the Commitment Letter prior to the closing of the merger.
In connection with the proposed refinancing of our 8.375% Senior Notes and 7.625% Senior Notes, we expect to incur prepayment penalties aggregating approximately $160.0 million. The Merger Agreement contains specified termination rights for each of us and Biovail and further provides that, upon termination of the Merger Agreement by Biovail or us under certain circumstances, the terminating party may be obligated to pay the other party a termination fee of $100.0 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion of our results of operations should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Unless stated otherwise, all forward-looking information contained in this Quarterly Report does not take into account or give effect to the impact of the proposed merger with Biovail.
Merger with Biovail
On June 20, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Biovail Corporation (“Biovail”), Biovail Americas Corp., a wholly owned subsidiary of Biovail (“BAC”) and Beach Merger Corp., a newly formed wholly owned subsidiary of BAC (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into Valeant with Valeant continuing as the surviving corporation. On the date of the closing of the merger, Biovail will change its name to Valeant Pharmaceuticals International, Inc. (the “Combined Company”).
Under the terms of the Merger Agreement, if the merger is completed, each outstanding share of our common stock, issued and outstanding immediately prior to the completion of the merger, other than shares owned by Valeant, Biovail, BAC or Merger Sub (all of which will be cancelled), and other than those shares with respect to which appraisal rights are properly exercised under Delaware law and not withdrawn, will be converted into the right to receive 1.7809 Biovail common shares. In addition, our then outstanding convertible notes, if not converted prior to the date of the closing of the merger, and warrants issued pursuant to an Exchange Agreement in August 2009, if not exercised or expired prior to the date of the closing of the merger, will become convertible into, or exercisable for, Biovail common shares. On the business day immediately preceding the effective time of the proposed merger, we intend to pay a special cash dividend of $16.77 per share of our common stock to Valeant stockholders of record as of the close of business on such day (the “Pre-Merger Special Dividend”). Subject to the discretion of the board of directors of the Combined Company, and to compliance with applicable law, it is anticipated that on December 31, 2010, or such other date as the board of directors of the Combined Company may determine, a special cash dividend of $1.00 per share will be paid to holders of common shares of the Combined Company. Upon completion of the merger, Valeant stockholders will own approximately 49.5% and Biovail shareholders will own approximately 50.5% of the Combined Company, each on a fully diluted basis.
The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the proposed merger, whether or not consummated, may impact our relationships with third parties, including collaboration partners, suppliers, distributors, key opinion leaders, consumers and others. The consummation of the merger could result in changes to the terms of, and/or trigger payments and other obligations under, certain of our agreements, including contracts, employee benefit arrangements and debt instruments.
The completion of the merger is subject to the approval of our stockholders and Biovail shareholders, consummation of the related financing (as described in the subsection “Liquidity and Capital Resources” below) or alternative financing, and other customary closing conditions and regulatory approvals, including, among others, (i) the declaration by the Securities and Exchange Commission (the “SEC”) of the effectiveness of the Registration Statement on Form S-4 filed with the SEC by Biovail on July 21, 2010 and the approval of the listing on the Toronto Stock Exchange and the New York Stock Exchange of the shares of common stock of the Combined Company to be issued in connection with the merger; (ii) the payment of the Pre-Merger Special Dividend and (iii) receipt by each party of an opinion of counsel stating that the merger (1) should qualify for U.S. Federal income tax purposes as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code (the “Code”) and (2) U.S. holders of our common stock should not recognize gain under Section 367(a) of the Code on the exchange of their Valeant common stock for Biovail common shares in the merger. On July 22, 2010, the Federal Trade Commission announced the grant of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, with respect to the proposed merger contemplated by the Merger Agreement.
The Merger Agreement contains specified termination rights for each of us and Biovail and further provides that, upon termination of the Merger Agreement by Biovail or us under certain circumstances, the terminating party may be obligated to pay the other party a termination fee of $100.0 million.
We incurred $4.8 million of acquisition-related transaction costs in the six months ended June 30, 2010. These costs primarily included legal and other professional fees. We also expect to incur additional merger-related costs in the second half of 2010.

For additional information regarding the potential risks and uncertainties associated with the proposed merger with Biovail, please see Part II, Item 1A, “Risk Factors,” of this Quarterly Report.
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
Our leveraged research and development (“R&D”) model is a key element to our business strategy. It allows us to progress development programs to drive future commercial growth, while minimizing our R&D expense. This is achieved in four ways: (1) we structure partnerships and collaborations so that our partner partially funds development work, e.g., collaboration on ezogabine/retigabine with Glaxo Group Limited (“GSK”), a wholly owned subsidiary of GlaxoSmithKline plc, (2) we bring products already developed for other markets to our territories, e.g., our joint venture relationship in Canada, Australia and Mexico with Meda AB (“Meda”), an international specialty pharmaceutical company located in Stockholm, Sweden, (3) we acquire dossiers and registrations for branded generic products, which require limited and low risk manufacturing start-up and development activities and (4) we have a dermatology service business that works with external customers as well as progressing our internal development programs. This service business model allows higher utilization and infrastructure cost absorption.
In the first half of 2010 we consummated the following acquisitions:
•	rights from Spear Pharmaceuticals, Inc. and Spear Dermatology Products, Inc. (collectively, “Spear”) to commercialize Refissa®, a prescription based topical tretinoin cream used to diminish fine lines and wrinkles and fade irregular pigmentation due to sun damage (February 2010);

•	Instituto Terapeutico Delta Ltda (“Delta”), a privately-held company located in Brazil, whose portfolio consists of primarily branded generics and over the counter (“OTC”) dermatological products, including a manufacturing plant in Brazil approved to produce solids, semisolids and liquids (April 2010);

•	an additional privately-held pharmaceutical company located in Brazil, which primarily focuses on branded generics and OTC dermatological products (April 2010);

•	rights to certain dermatology products in Poland (April 2010);

•	VitalScience Corp. (“VitalScience”), a privately-held OTC dermatology company located in Canada (May 2010); and

•	Princeton Pharma Holdings LLC, a privately-held company located in the U.S., and its wholly owned operating subsidiary, Aton Pharma, Inc., a U.S.-based specialty pharmaceutical company focused on ophthalmology and certain orphan drug indications (collectively, “Aton”) (May 2010).

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
Research and Development
Our research and development organization focuses on the development of products through clinical trials. We currently have a number of compounds in clinical development, including, but not limited to: ezogabine/retigabine, IDP-107, IDP-108, IDP-113 and IDP-115. See the “Products in Development” section below for further discussion of these products.
Collaboration Agreement with GSK
In October 2008, we closed the worldwide License and Collaboration Agreement (the “Collaboration Agreement”) with Glaxo Group Limited, a wholly owned subsidiary of GlaxoSmithKline plc (“GSK”) to develop and commercialize a compound to treat adult epilepsy patients with refractory partial-onset seizures, and its backup compounds. The generic name of this compound will be ezogabine in the Untied States and retigabine in all other countries. Ezogabine/retigabine is a first-in-class neuronal potassium channel opener.
We received $125.0 million in upfront fees from GSK upon the closing. We agreed to share equally with GSK the development and pre-commercialization expenses of ezogabine/retigabine in the United States, Australia, New Zealand, Canada and Puerto Rico (the “Collaboration Territory”) and GSK will develop and commercialize retigabine in the rest of the world. Our share of such expenses in the Collaboration Territory is limited to $100.0 million, provided that GSK will be entitled to credit our share of any such expenses in excess of such amount against future payments owed to us under the Collaboration Agreement. The difference between the upfront payment of $125.0 million and our expected development and pre-commercialization expenses under the Collaboration Agreement is being recognized as alliance revenue over the period of our participatory obligations, which will end no later than the launch date of an ezogabine/retigabine product (the “Pre-Launch Period”). We recognize alliance revenue during the Pre-Launch Period as we complete our performance obligations using the proportional performance model, which requires us to determine and measure the completion of our expected development and pre-commercialization costs during the Pre-Launch Period, in addition to our participation in the joint steering committee. We expect to complete our research and development and pre-commercialization obligations in effect during the Pre-Launch Period by the first quarter of 2011.
GSK has the right to terminate the Collaboration Agreement at any time prior to the receipt of the approval by the U.S. Food and Drug Administration (“FDA”) of a new drug application (“NDA”) for an ezogabine product, which right may be irrevocably waived at any time by GSK. The period of time prior to such termination or waiver is referred to as the “Review Period”. If GSK terminates the Collaboration Agreement prior to December 31, 2010, we would be required to refund to GSK a portion of the upfront fee. In February 2009, the Collaboration Agreement was amended to, among other matters, reduce the maximum amount that we would be required to refund to GSK to $20.0 million through June 30, 2010, with additional ratable reductions in the amount of the required refund during 2010 until reaching zero at December 31, 2010.
During the three and six months ended June 30, 2010, the combined research and development expenses and pre-commercialization expenses incurred under the Collaboration Agreement by us and GSK were $12.7 million and $24.0 million, respectively, compared to $13.5 million and $26.9 million in the corresponding periods in 2009. Alliance revenue related to the Collaboration Agreement in the second quarter of 2010 was $9.6 million compared to $2.8 million in the second quarter of 2009. The increased alliance revenue is a result of revised projections of the mix and level of activity undertaken by us and GSK as we meet our remaining participatory obligations to the collaboration. Total combined expenses by us and GSK for the Collaboration Agreement through June 30, 2010 were $102.3 million. For further information regarding the Collaboration Agreement see Note 4 of notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.
Pharmaceutical Products
Product sales from our pharmaceutical segments accounted for 86% and 87% of our total revenues from continuing operations for the three and six months ended June 30, 2010, respectively, compared to 87% and 86% for the corresponding periods in 2009. Product sales increased $52.6 million (32%) and $104.3 million (33%) for the three and six months ended June 30, 2010, respectively, compared to the corresponding periods in 2009. The 32% increase in pharmaceutical product sales for the three months ended June 30, 2010 was due to a 24% increase in volume, a 6% increase due to currency fluctuations and a 2% increase in price. The 33% increase in pharmaceutical product sales for the six months ended June 30, 2010 was due to a 20% increase in volume, a 9% increase due to currency fluctuations and a 4% increase in price.
On March 23, 2010, the new healthcare legislation was signed into law by President Obama. The law includes an increase in the basic Medicaid rebate rate from 15.1% to 23.1% and the requirement to pay rebates on all Medicaid Managed Care. These changes resulted in reductions of $2.6 million and $5.3 million in our consolidated revenues in the three and six months ended June 30, 2010, respectively.
On October 12, 2007, we entered into a license agreement with Barr Laboratories (now Teva Pharmaceuticals (“Teva”)), which granted Teva an exclusive license to launch a generic version of Diastat under our NDA beginning on September 1, 2010. We have announced publicly that we will follow a commercial strategy of treating our branded Diastat product as a generic product when Teva launches its product. This strategy will include reduced pricing of Diastat. Implications of this approach are not yet determinable.
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

The following table summarizes revenues by reportable segments and operating expenses for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)

Revenues
Specialty pharmaceuticals product sales	$126,901	$96,634	$247,643	$182,947
Specialty pharmaceuticals service and alliance revenue	30,143	12,196	52,666	24,101
Branded generics — Europe product sales	40,785	34,032	82,493	69,370
Branded generics — Latin America product sales	51,772	36,199	93,829	67,381
Alliances (ribavirin royalties only)	5,973	12,637	10,934	25,822

Consolidated revenues	255,574	191,698	487,565	369,621
Costs and expenses
Cost of goods sold (excluding amortization)	60,638	42,750	114,841	82,447
Cost of services	3,279	5,337	6,445	9,663
Selling, general and administrative	73,485	61,626	144,026	125,842
Research and development costs, net	11,951	9,146	22,353	17,880
Special charges and credits	1,012	1,974	1,550	1,974
Restructuring and acquisition-related costs	10,706	2,603	11,730	3,814
Amortization expense	22,335	17,105	41,665	34,109

Income from operations	$72,168	$51,157	$144,955	$93,892

Computations of percentage change period over period are based upon our results, as rounded and presented herein.
Product Sales Revenues: In the Specialty pharmaceuticals segment, revenues from product sales for the three months ended June 30, 2010 were $126.9 million, compared to $96.6 million for the corresponding period in 2009, representing an increase of $30.3 million (31%). Revenues from product sales for the six months ended June 30, 2010 were $247.6 million, compared to $182.9 million for the corresponding period in 2009, representing an increase of $64.7 million (35%). The increase in product sales in the three months ended June 30, 2010 was driven primarily by sales of products acquired in 2010 as part of the acquisitions of Aton and VitalScience, which contributed $11.0 million, and sales of products acquired in late 2009 as part of the acquisitions of Private Formula International Holdings Pty Limited (“PFI”) and Laboratoire Dr. Renaud (“Dr. Renaud”), which contributed $7.3 million in the three months ended June 30, 2010. Net sales growth of existing products added $4.3 million in the three months ended June 30, 2010 and the appreciation of the Canadian Dollar and Australian Dollar relative to the U.S. Dollar resulted in additional increases of $3.6 million. Revenues also increased due to the completion of our periodic review of our returns reserve in the second quarter of 2010, which resulted in a $4.0 million reduction in estimated reserves for future product returns to reflect the effect of recent actual product returns. Product sales increases in the six months ended June 30, 2010 were driven by net growth of $26.2 million in existing products, including Acanya which was launched in March 2009; as well as from sales of products acquired in late 2009 as part of the acquisitions of PFI and Dr. Renaud, which contributed $14.6 million and sales of products acquired in 2010 as part of the acquisitions of Aton and VitalScience which contributed $11.0 million in the six months ended June 30, 2010. In the six months ended June 30, 2010, the appreciation of the Canadian Dollar and Australian Dollar relative to the U.S. Dollar resulted in additional increases of $8.9 million.
In the Branded generics — Europe segment, revenues for the three months ended June 30, 2010 were $40.8 million, compared to $34.0 million for the corresponding period in 2009, representing an increase of $6.8 million (20%). Revenues for the six months ended June 30, 2010 were $82.5 million, compared to $69.4 million for the corresponding period in 2009, representing an increase of $13.1 million (19%). Sales increases in the three months ended June 30, 2010 were primarily attributable to growth in sales of existing products of $2.4 million, incremental revenues of $1.9 million in the three months ended June 30, 2010 from the April 2009 acquisition of EMO-FARM sp. z o.o (“Emo-Farm”) and sales of products acquired in the second quarter of 2010 of $1.5 million. The appreciation of foreign currencies, particularly the Polish Zloty, relative to the U.S. Dollar resulted in increases of $0.9 million in product sales revenue in the three months ended June 30, 2010. The appreciation of foreign currencies, particularly the Polish Zloty, relative to the U.S. Dollar resulted in increases of $7.7 million in product sales revenue in the six months ended June 30, 2010, in addition to incremental revenues of $4.6 million in the six months ended June 30, 2010 from the April 2009 acquisition of Emo-Farm and $1.5 million from sales of products acquired in 2010, offset in part by $0.7 million attributable to decreases in sales of existing products.
In the Branded generics — Latin America segment, revenues for the three months ended June 30, 2010 were $51.8 million, compared to $36.2 million for the corresponding period in 2009, representing an increase of $15.6 million (43%). Revenues for the six months ended June 30, 2010 were $93.8 million, compared to $67.4 million for the corresponding period in 2009, representing an increase of $26.4 million (39%). Revenues attributable to the April 2010 acquisitions in Brazil contributed $7.7 million of revenues in the three and six months ended June 30, 2010. The third quarter 2009 acquisition of Tecnofarma S.A. de C.V. (“Tecnofarma”) contributed an additional $5.2 million in the second quarter of 2010. Product sales revenue increased $2.3 million due to the appreciation of foreign currencies, particularly the Mexican Peso, relative to the U.S. Dollar in the three months ended June 30, 2010, and $0.3 million attributable to increases in sales of existing products. Revenues attributable to the third quarter 2009 acquisition of Tecnofarma contributed revenues of $9.9 million in the six months ended June 30, 2010. Product sales revenue increased $7.4 million due to the appreciation of foreign currencies, particularly the Mexican Peso, relative to the U.S. Dollar in the six months ended June 30, 2010, and $1.4 million attributable to increases in sales of existing products.
Specialty Pharmaceuticals Service and Alliance Revenue: Service and alliance revenue in the Specialty pharmaceuticals segment consists of (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service revenue	$4,396	$5,606	$9,356	$12,344
Specialty pharmaceuticals alliance revenue:
Royalties	4,160	3,790	7,585	5,639
1% clindamycin and 5% benzoyl peroxide gel profit share	11,232	—	20,530	—
License payments	765	—	1,466	—
GSK Collaboration	9,590	2,800	13,729	6,118

Total specialty pharmaceuticals alliance revenue	25,747	6,590	43,310	11,757

Total specialty pharmaceuticals service and alliance revenue	$30,143	$12,196	$52,666	$24,101

We receive revenue from contract research services performed by Dow in the areas of dermatology and topical medication. The services are primarily focused on contract research for external development and clinical research in areas such as formulations development, in vitro drug penetration studies, analytical sciences and consulting in the areas of labeling, and regulatory affairs.
We receive royalties from patent protected formulations developed by Dow and licensed to third parties. These royalties were $4.2 million and $7.6 million for the three and six months ended June 30, 2010, respectively, compared to $3.8 million and $5.6 million in the corresponding periods in 2009. Beginning in the third quarter of 2009, we receive profit sharing payments equal to a majority portion of the net profits on the sale of 1% clindamycin and 5% benzoyl peroxide gel by Mylan, which totaled $11.2 million and $20.5 million in the three and six months ended June 30, 2010, respectively. We received $0.8 million and $1.5 million in initial fees pursuant to licensing agreements for various products in the three and six months ended June 30, 2010, respectively.
We also earned $9.6 million and $13.7 million under the GSK Collaboration Agreement for the three and six months ended June 30, 2010, respectively, compared to $2.8 million and $6.1 million in the corresponding periods in 2009. The increased alliance revenue is a result of revised projections of the mix and level of activity undertaken by us and GSK as we meet our remaining participatory obligations to the collaboration.
Alliance Revenue (Ribavirin Royalties only): Ribavirin royalty revenue was $6.0 million and $10.9 million for the three and six months ended June 30, 2010, respectively, compared to $12.6 million and $25.8 million in the corresponding periods in 2009. We expect ribavirin royalties to continue to decline in 2010 as royalty payments from Merck will continue for European sales only until the ten-year anniversary of the launch of the product, which varied by European country and started in May 1999.

Gross Profit Margin: Gross profit margin on product sales, net of product-related intangible amortization, was 63% and 64% for the three and six months ended June 30, 2010, respectively, compared to 66% and 65% for the corresponding periods in 2009. Product amortization expense was $19.9 million and $36.7 million in the three and six months ended June 30, 2010, respectively, compared to $14.8 million and $29.5 million in the corresponding periods in 2009. The increase in product amortization expense is primarily attributable to products acquired in the first half of 2010 and in the second through fourth quarters of 2009.
Gross profit margin on product sales (excluding product-related intangible amortization) was 72% and 73% for the three and six months ended June 30, 2010, respectively, compared to 74% in each of the corresponding periods in 2009. The gross profit margin in the Specialty pharmaceuticals segment was relatively flat in the three and six months ended June 30, 2010, compared to the corresponding period in 2009, reflecting a 2% increase in the three-month period. The gross profit margin in the Branded generics — Latin America segment in the three and six months ended June 30, 2010 decreased primarily due to the inclusion of lower margin sales attributable to the July 2009 Tecnofarma acquisition. The increase in the gross profit margin in the Branded generics — Europe segment in the three and six months ended June 30, 2010 is primarily due to lower sales from low-margin distribution contracts, favorable manufacturing variances and favorable purchase price variances attributable to the strengthening of the Polish Zloty against the Euro.

	Three Months Ended
	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change

Gross Profit (excluding amortization)
Specialty pharmaceuticals	$104,780	$78,453	$26,327	34%
% of product sales	83%	81%
Branded generics — Europe	23,147	19,048	4,099	22%
% of product sales	57%	56%
Branded generics — Latin America	31,116	26,601	4,515	17%
% of product sales	60%	73%
Corporate	(224)	13	(237)	NM
% of product sales	—	—	—

Consolidated gross profit	$158,819	$124,115	$34,704	28%

% of product sales	72%	74%
Amortization — product related
Specialty pharmaceuticals	$17,259	$13,443	$3,816	28%
Branded generics — Europe	1,088	497	591	119%
Branded generics — Latin America	1,503	855	648	76%

Total amortization — product related	$19,850	$14,795	$5,055	34%

Gross Profit (including amortization)
Specialty pharmaceuticals	$87,521	$65,010	$22,511	35%
% of product sales	69%	67%
Branded generics — Europe	22,059	18,551	3,508	19%
% of product sales	54%	55%
Branded generics — Latin America	29,613	25,746	3,867	15%
% of product sales	57%	71%
Corporate	(224)	13	(237)	NM
% of product sales	—	—	—

Consolidated gross profit	$138,969	$109,320	$29,649	27%

% of product sales	63%	66%

	Six Months Ended
	June 30,		Increase	Percentage
	2010	2009	(Decrease)	Change

Gross Profit (excluding amortization)
Specialty pharmaceuticals	$202,519	$149,402	$53,117	36%
% of product sales	82%	82%
Branded generics — Europe	46,723	37,969	8,754	23%
% of product sales	57%	55%
Branded generics — Latin America	60,208	49,886	10,322	21%
% of product sales	64%	74%
Corporate	(327)	(6)	(321)	NM
% of product sales	—	—	—

Consolidated gross profit	$309,123	$237,251	$71,872	30%

% of product sales	73%	74%
Amortization — product related
Specialty pharmaceuticals	$32,251	$27,114	$5,137	19%
Branded generics — Europe	1,910	731	1,179	161%
Branded generics — Latin America	2,532	1,634	898	55%

Total amortization — product related	$36,693	$29,479	$7,214	24%

Gross Profit (including amortization)
Specialty pharmaceuticals	$170,268	$122,288	$47,980	39%
% of product sales	69%	67%
Branded generics — Europe	44,813	37,238	7,575	20%
% of product sales	54%	54%
Branded generics — Latin America	57,676	48,252	9,424	20%
% of product sales	61%	72%
Corporate	(327)	(6)	(321)	NM
% of product sales	—	—	—

Consolidated gross profit	$272,430	$207,772	$64,658	31%

% of product sales	64%	65%
Selling, General and Administrative Expenses: Selling, general and administrative (“SG&A”) expenses were $73.5 million and $144.0 million in the three and six months ended June 30, 2010, respectively, compared to $61.6 million and $125.8 million in the corresponding periods in 2009. As a percent of product sales and service revenue, SG&A expenses were 33% for the three and six months ended June 30, 2010, compared to 36% and 38% in the corresponding periods in 2009. The increase in SG&A expenses was primarily due to increased costs aggregating $5.8 million and $11.4 million in the three and six months ended June 30, 2010, respectively, attributable to 2009 acquisitions that occurred between July and December, in addition to $4.9 million in the three and six months ended June 30, 2010 attributable to second quarter 2010 business acquisitions. SG&A expenses increased $2.9 million and $8.8 million, in the three and six months ended June 30, 2010, respectively, due to unfavorable currency impact. Stock-based compensation expense increased $3.4 million and $4.1 million in the three and six months ended June 30, 2010, respectively. These increases were offset in part by other expense decreases.
Research and Development Costs: R&D expenses were $12.0 million and $22.4 million in the three and six months ended June 30, 2010, respectively, compared to $9.1 million and $17.9 million in the corresponding periods in 2009, reflecting increases of $2.9 million (32%) and $4.5 million (25%), respectively. The increase in R&D expenses was primarily related to increased R&D activities at our Dow subsidiary and to a lesser extent to R&D activities at Tecnofarma and Dr. Renaud, which were acquired in July 2009 and December 2009, respectively.
Special Charges and Credits: Special charges and credits of $1.0 million and $1.6 million in the three and six months ended June 30, 2010, respectively, primarily related to settlement of certain legal disputes and related legal fees.
Special charges and credits in the three and six months ended June 30, 2009 primarily consist of an initial license fee related to an exclusive license agreement that grants us an exclusive license to develop and commercialize Opana® and Opana® ER in Canada, Australia and New Zealand (the “Opana Territory”). Regulatory approval must be received prior to any sale of the licensed products.
Restructuring Costs: Restructuring costs related to our 2008 restructuring were negligible and $0.1 million in the three and six months ended June 30, 2010, respectively, compared to $1.7 million and $2.9 million in the corresponding periods in 2009. These costs primarily consist of contract cancellation costs and severance costs for employees who have or are expected to be terminated as a result of the 2008 restructuring. For additional information, see Note 2 of notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.
Acquisition-Related Costs: Acquisition-related costs were $10.6 million and $11.6 million in the three and six months ended June 30, 2010, respectively, compared to $1.0 million in each of the corresponding periods in 2009. These costs consist of legal, accounting and other costs directly related to our business acquisitions and integration and other costs including severance for employees related to acquired businesses, professional fees related to financial processes and information systems and other integration activities and transitional expenses. Transaction costs in the three and six months ended June 30, 2010, include $4.8 million related to our pending merger with Biovail.
Amortization: Amortization expense was $22.3 million and $41.7 million for the three and six months ended June 30, 2010, respectively, compared to $17.1 million and $34.1 million in the corresponding periods in 2009, reflecting increases of $5.2 million (30%) and $7.6 million (22%), respectively. Amortization increased by $1.5 million and $3.6 million in the three and six months ended June 30, 2010, respectively, related to the intangible assets obtained in our 2009 acquisitions, which occurred between April and December. Amortization expense increased $3.3 million in the three and six months ended June 30, 2010 related to the intangible assets obtained in our 2010 business acquisitions and other product rights acquisitions.
Interest Expense and Income: Interest income decreased $0.3 million and $1.7 million for the three and six months ended June 30, 2010 compared to the corresponding periods in 2009. The decrease was due to lower invested cash balances and lower average investment interest rates. Interest expense increased $12.0 million and $17.1 million for the three and six months ended June 30, 2010 compared to the corresponding period in 2009, due primarily to interest expense on our $400.0 million senior notes due 2020 (the “7.625% Senior Notes”) issued in April 2010 and our $365.0 million senior notes due 2016 (the “8.375% Senior Notes”) issued in June 2009, offset in part by a decrease in interest expense due to the purchase of a portion of our 3.0% Convertible Subordinated Notes (the “3.0% Notes”) and 4.0% Convertible Subordinated Notes (the “4.0% Notes”) during 2009.
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
Other Income/Expense, Net, Including Translation and Exchange: Other income (expense), net, including translation and exchange was expense of $1.4 million and $1.9 million for the three and six months ended June 30, 2010, respectively, compared to expense of $0.6 million and income of $0.6 million in the corresponding periods in 2009. The expense in the three and six months ended June 30, 2010 related primarily to losses related to our joint venture with Meda in Canada, from the weakening of the Australian Dollar against the U.S. Dollar denominated cash and receivables, from the weakening Polish Zloty against the U.S. Dollar denominated payables, and from the strengthening Polish Zloty against certain Eastern Europe denominated cash and net receivables. The expense in the three months ended June 30, 2009 primarily related to the weakening of the U.S. Dollar relative to the Euro, the Swiss Franc and the British Pound resulting in translation and exchange losses on foreign currency denominated liabilities in our U.S. Dollar denominated subsidiaries. The income in the six months ended June 30, 2009 resulted primarily from the weakening of the Polish Zloty against the U.S. Dollar denominated cash and receivables balances in non-U.S. Dollar denominated subsidiaries.
Income Taxes: The income tax provisions in the three and six months ended June 30, 2010 is determined using an estimated annual effective tax rate. Our effective tax rate may be subject to fluctuations during the year as new information is obtained, which may affect the assumptions used to estimate the annual effective tax rate, including factors such as the mix of pre-tax earnings in the various tax jurisdictions in which we operate, valuation allowances against deferred tax assets, the recognition or derecognition of tax benefits related to uncertain tax positions, utilization of R&D tax credits and changes in or the interpretation of tax laws in jurisdictions where we conduct business. We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities along with net operating loss and tax credit carryovers.
We continue to provide residual U.S. tax on the unremitted earnings of our foreign subsidiaries including applicable withholding taxes due upon repatriation.
The income tax provisions in the three and six months ended June 30, 2009 relate to the profits of our foreign operations, foreign withholding taxes, the income tax effects on interest paid on our integrated debt, penalties and interest associated with the settlement of U.S. tax audits, and state and local taxes in the U.S. Because of our losses in prior periods, we were required to maintain a valuation allowance offsetting our net U.S. deferred tax assets of approximately $112.2 million as of June 30, 2009. See Note 11 of notes to condensed consolidated financial statements included elsewhere in this Quarterly Report for a discussion of this valuation allowance. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support the reversal. We released this valuation allowance in the fourth quarter of 2009 when management determined that it was more likely than not that our deferred tax assets will be realized.
Income/Loss from Discontinued Operations, Net: The results from discontinued operations were negligible in the three months ended June 30, 2010, compared to a loss of $0.2 million for the three months ended June 30, 2009. Income from discontinued operations was $0.4 million and $0.2 million for the six months ended June 30, 2010 and 2009, respectively. These amounts relate primarily to our business operations located in Western and Eastern Europe, Middle East and Africa (the “WEEMEA business”), which was sold in September 2008.
Sources and Uses of Cash
Cash and cash equivalents and marketable securities totaled $75.4 million at June 30, 2010 compared to $81.9 million at December 31, 2009. The decrease of $6.5 million primarily resulted from the following:
Uses of Cash:
•	$442.1 million for acquisition of businesses;

•	$106.6 million paid for the purchase of treasury stock;

•	$15.2 million for acquisition of product intangibles;

•	$12.0 million related to a co-marketing agreement with Spear;

•	$8.9 million for payments on long-term debt and notes payable; and

•	$8.5 million of payments made for capital expenditures.
Sources of Cash:
•	$427.8 million of net proceeds from issuance of long-term debt and notes payable;

•	$128.1 million of cash from operations; and

•	$26.8 million of proceeds from stock option exercises and employee stock purchases.

Working capital was $112.1 million (excluding assets held for sale of $1.6 million) at June 30, 2010, compared to $125.1 million at December 31, 2009. The decrease in working capital of $13.0 million primarily resulted from the increase in notes payable and current portion of long-term debt, trade payables and accrued liabilities and a decrease in cash and cash equivalents and marketable securities, offset by an increase in inventories, accounts receivables and current deferred tax assets.
Cash provided by operating activities in continuing operations is expected to be our primary source of funds for operations in 2010. During the six months ended June 30, 2010, cash provided by operating activities in continuing operations totaled $128.1 million, compared to $82.3 million in 2009. The cash provided by operating activities in continuing operations for 2010 was primarily a result of net income adjusted for non-cash charges and an increase in inventory, offset by a reduction in trade payables and accrued liabilities. The cash provided by operating activities in continuing operations for 2009 was primarily a result of net income adjusted for non-cash charges and a reduction in accounts receivable, offset by a reduction in other liabilities.
Cash used in investing activities in continuing operations was $462.0 million for the six months ended June 30, 2010, compared to cash used in investing activities in continuing operations of $177.0 million in 2009. In 2010, cash used in investing activities consisted primarily of net cash paid for business acquisitions of $439.6 million; $27.2 million paid for the acquisition of product intangibles, primarily the $12.0 million upfront payment related to the co-marketing agreement with Spear and $11.9 million paid for certain dermatology products in Poland; and capital expenditures of $8.5 million, offset by proceeds from investments of $13.6 million. In 2009, cash used in investing activities in continuing operations consisted primarily of the purchase of investments of $107.2 million, $46.5 million paid for liabilities for the acquisition of Dow, $28.6 million, net of cash acquired, paid for the acquisition of Emo-Farm, capital expenditures of $9.1 million and $6.2 million for the acquisition of product rights in Australia and New Zealand, offset in part by proceeds from investments of $20.4 million. Cash used in investing activities in discontinued operations in 2009 of $10.6 million consisted primarily of $13.4 million paid for liabilities related to the sale of the WEEMEA business, offset by $2.8 million received from Meda for proceeds from a legal settlement.
Cash provided by financing activities in continuing operations was $341.2 million in the six months ended June 30, 2010, and primarily consisted of $392.7 million of net proceeds from the issuance of the 7.625% Senior Notes, $29.8 million of net proceeds from the issuance of the Senior Secured Term Loan and $26.8 million of proceeds from stock option exercises and employee stock purchases, offset by $106.6 million paid for the purchase of treasury stock. Cash provided by financing activities in continuing operations in 2009 was $261.8 million and primarily consisted of net proceeds of $346.0 million for the issuance of the 8.375% Senior Notes, proceeds from stock option exercises and employee stock purchases of $31.5 million offset in part by the payments on long-term debt and notes payable of $94.3 million and $25.7 million for the purchase of treasury stock.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been our cash flow from operations and issuances of long-term debt securities. We believe that existing cash and cash generated from operations, supplemented with debt issuances as needed, will be sufficient to meet our liquidity needs.
Our short-term debt maturities consist of $48.9 million outstanding principal amount of our 3.0% Notes due August 16, 2010 and $30.0 million Senior Secured Term Loan due December 1, 2010 (described below). We believe our existing cash and cash generated from operations will be sufficient to cover these short-term debt maturities.
Part of our business strategy is to expand through strategic acquisitions which may require us to seek additional debt financing, issue additional equity securities or sell assets, as necessary, to finance future acquisitions or for other general corporate purposes. The Merger Agreement contains certain restrictions on our ability to, among other things, incur additional debt, issue additional equity securities, sell assets and make acquisitions which may affect our ability to execute on our business strategy prior to the merger or termination of the Merger Agreement.
On April 9, 2010, we issued $400.0 million of 7.625% Senior Unsecured Notes due March 15, 2020. The 7.625% Senior Notes are jointly and severally guaranteed by certain of our subsidiaries, which are initially the same subsidiaries that guarantee our outstanding 8.375% Senior Notes due 2016. We used the net proceeds from this offering to finance various acquisitions, to repurchase shares of our common stock and for other general corporate purposes.
On May 26, 2010, we entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Goldman Sachs Credit Partners L.P. and Goldman Sachs Bank USA, which provides for a $30.0 million senior secured term loan (the “Senior Secured Term Loan”). The Senior Secured Term Loan, together with accrued interest, is due on

December 1, 2010. In connection with the Credit Agreement, we entered into a Pledge and Security Agreement that provides the lender a security interest in and continuing lien on certain of our assets until payment in full of the Senior Secured Term Loan. The Senior Secured Term Loan is guaranteed by each of our subsidiaries that is presently a guarantor of the 7.625% Senior Notes and the 8.375% Senior Notes. We used a portion of the proceeds from the Senior Secured Term Loan in connection with the acquisition of Aton, and used the remaining proceeds for working capital and general corporate purposes. In July 2010, we obtained a consent waiver from Goldman Sachs that will allow us to pay the outstanding principal value of the 3.0% Notes due August 16, 2010.
If GSK terminates the Collaboration Agreement prior to December 31, 2010, we would be required to refund to GSK up to $20.0 million of the upfront fee through June 30, 2010; however, the refundable portion will be reduced ratably throughout 2010 until it reaches zero at December 31, 2010.
Together with Biovail, we entered into a commitment letter (the “Commitment Letter”), dated as of June 20, 2010, with Goldman Sachs Bank USA, Goldman Sachs Lending Partners LLC, Jefferies Group, Inc. and Morgan Stanley Senior Funding, Inc. (such financial institutions being referred to as the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide up to $3.022 billion in loans for the purposes of (1) refinancing our Senior Secured Term Loan, 8.375% Senior Notes and 7.625% Senior Notes, (2) funding the Pre-Merger Special Dividend and certain expenses incurred in connection with the merger, (3) providing post-closing liquidity to the Combined Company and (4) funding the post-merger special dividend of $1.00 per common share of the Combined Company anticipated to be paid on December 31, 2010, or on such other date as the board of directors of the Combined Company may determine, subject to the discretion of the board of directors of the Combined Company and to compliance with applicable law (the “Post-Merger Special Dividend”).
The Commitment Letter provides for the following facilities:
•	Revolver: $250 million under a senior secured revolving credit facility;

•	Term Loan A: $500 million under a senior secured term loan facility; and

•	Term Loan B: up to $2.272 billion under a senior secured term loan facility ($300 million of which is a delayed draw directly linked to the payment of the Post-Merger Special Dividend).
The financing commitments of the Commitment Parties are subject to various conditions set forth in the Commitment Letter. It is expected that we, Biovail and the Commitment Parties will enter into definitive loan documents with respect to the financing as contemplated by the Commitment Letter prior to the closing of the merger. In connection with the proposed refinancing of our 8.375% Senior Notes and 7.625% Senior Notes, we expect to incur prepayment penalties aggregating approximately $160.0 million.
Upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by us or Biovail as a result of an adverse change in the recommendation of the other party’s board of directors, we or Biovail may be required to pay to the other party a termination fee of $100.0 million.
We did not pay dividends for either the three months ended June 30, 2010 or the twelve months ended December 31, 2009.
Off-Balance Sheet Arrangements
We do not use special purpose entities or other off-balance sheet financing techniques except for operating leases disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). Our 3.0% Notes and 4.0% Notes include conversion features that are considered off-balance sheet arrangements under SEC requirements. For further discussion of the 3.0% Notes and 4.0% Notes, please refer to the preceding section “Liquidity and Capital Resources” and to Note 10 of notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.
Products in Development
Ezogabine/Retigabine
Subject to the terms of the Collaboration Agreement with GSK, we are developing a compound as an adjunctive treatment for partial-onset seizures in patients with epilepsy whose generic name will be ezogabine in the United

States and retigabine in all other countries. Ezogabine/retigabine stabilizes hyper-excited neurons primarily by opening neuronal potassium channels. On October 30, 2009, the NDA was filed for ezogabine for the treatment of refractory partial onset seizures. The FDA accepted the NDA for review on December 29, 2009 and established a Prescription Drug User Fee Act (“PDUFA”) date of August 30, 2010. The FDA also announced that the Peripheral and Central Nervous System Drugs Advisory Committee will meet on August 11, 2010 to discuss the NDA for ezogabine. In addition, the European Medicines Evaluation Agency (“EMEA”) confirmed on November 17, 2009 that the Marketing Authorization Application (“MAA”) filed on October 30, 2009 for retigabine was successfully validated, thus enabling the MAA review to commence. Ezogabine/retigabine has been in development by us since our acquisition of Xcel Pharmaceuticals, Inc. in 2005.
In September 2009, a Phase I clinical study was initiated for three additional ezogabine/retigabine modified release technologies, the purpose of which is to identify a lead modified release formulation that will be advanced in further research intended to support a product with either a once or twice daily dosing regimen for epilepsy patients. We continue to make progress with identification and selection of a lead modified release formulation to advance. The results from the Phase I study are now available and formulation optimization is ongoing.
As discussed in more detail in the subsection “Collaboration Agreement with GSK”, in October 2008, we closed the worldwide Collaboration Agreement with GSK to develop and commercialize ezogabine/retigabine and its backup compounds and received $125.0 million in upfront fees from GSK upon the closing.
External research and development expenses for ezogabine/retigabine were $2.6 million ($3.7 million total research and development expenses) and $5.2 million ($7.4 million total research and development expenses) prior to the credit from the GSK Collaboration Agreement for the three and six months ended June 30, 2010, respectively, compared to $3.9 million ($5.5 million total research and development expenses) and $10.1 million ($13.4 million total research and development expenses) for the corresponding periods in 2009.
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
Dermatology Products
A number of dermatology product candidates in development were acquired as part of the acquisition of Dow in December 2008. These include, but are not limited to:
•	IDP-107 is an oral treatment for moderate to severe acne vulgaris. Acne is a disorder of the pilosebaceous unit characterized by the presence of inflammatory (pimples) and non-inflammatory (whiteheads and blackheads) lesions, predominately on the face. Acne vulgaris is a common skin disorder that affects about 85% of people at some point in their lives.

•	IDP-108, a novel triazole compound, is an antifungal targeted to treat onychomycosis, a fungal infection of the fingernails and toenails primarily in older adults. The mechanism of antifungal activity appears similar to other antifungal triazoles, i.e. ergosterol synthesis inhibition. IDP-108 is a non-lacquer formulation designed for topical delivery into the nail. We are currently enrolling patients in a Phase III clinical trial to evaluate the safety and efficacy of IDP-108.

•	IDP-113 has the same active pharmaceutical ingredient as IDP-108. IDP-113 is a topical therapy for the treatment of tinea capitis, which is a fungal infection of the scalp characterized by redness, scaling and bald patches, particularly in children. There are currently no approved topical treatments for this scalp condition.

•	IDP-115 combines an established anti-rosacea active ingredient with sunscreen agents to provide sun protection in the same topical treatment for rosacea patients. Rosacea is a common condition treated by dermatologists and characterized by multiple signs and symptoms including papules, pustules and erythema, most commonly on the central area of the face.
Foreign Operations
Approximately 54% and 58% of our consolidated revenues, for the six months ended June 30, 2010 and 2009, respectively, were generated from operations or otherwise earned outside the United States. All of our foreign operations are subject to risks inherent in conducting business abroad, including price and currency exchange controls, fluctuations in the relative values of currencies, political instability and restrictive governmental actions including possible nationalization or expropriation. Changes in the relative values of currencies may, in some instances, materially affect our results of operations. The effect of these risks remains difficult to predict.
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
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our 2009 Form 10-K. There were no new significant accounting estimates in the second quarter of 2010, nor were there any material changes to the critical accounting estimates discussed in our 2009 Form 10-K.
Recent Accounting Standards
Information regarding recent accounting pronouncements is contained in Note 1 of notes to condensed consolidated financial statements included elsewhere in this Quarterly Report.
Other Financial Information
With respect to the unaudited condensed consolidated financial information of Valeant Pharmaceuticals International for the three and six months ended June 30, 2010 and 2009 included in this Quarterly Report, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 3, 2010, appearing herein states that they did not audit and they do not express an opinion on that unaudited condensed consolidated financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) for their report on the unaudited condensed consolidated financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.
Forward-Looking Statements
Except for the historical information contained herein, the matters addressed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may be identified by the use of the words “anticipates,” “expects,” “intends,” “plans,” “should,” “could,” “would,” “may,” “will,” “believes,” “estimates,” “potential” or “continue” and variations or similar expressions. These forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from those anticipated by our management. Factors that might cause or contribute to these differences include the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2009 Form 10-K, as updated by Part II, Item 1A, “Risk Factors,” of this Quarterly Report, and other risks and uncertainties relating to the proposed merger with Biovail, as detailed from time to time in Valeant’s and Biovail’s filings with the SEC and, in Biovail’s case, the Canadian Securities Administrators (“CSA”), which factors are incorporated herein by reference. Readers are cautioned not to place undue reliance on any of these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our business and financial results are affected by fluctuations in world financial markets. We evaluate our exposure to such risks on an ongoing basis, and seek ways to manage these risks to an acceptable level, based on management’s judgment of the appropriate trade-off between risk, opportunity and cost. We do not hold any significant amount of market risk sensitive instruments whose value is subject to market price risk. Our significant foreign currency exposure relates to the Polish Zloty, the Mexican Peso, the Australian Dollar, and the Canadian Dollar. During 2010 and 2009, we entered into various forward foreign currency contracts to: a) hedge our net investment in our Polish and Brazilian subsidiaries, b) reduce our exposure to various currencies as a result of repetitive short-term intercompany investments and obligations, and c) reduce our exposure to forecasted Japanese Yen denominated royalty revenue. In the normal course of business, we also face risks that are either non-financial or non-quantifiable. Such risks principally include country risk, credit risk and legal risk and are not discussed or quantified in the following analysis. At June 30, 2010, the fair value of our derivatives was (in thousands):

	Notional/	Assets (net)
	Contract	Carrying	Fair
Description	Amount	Value	Value

Undesignated hedges	$20,452	$278	$278
We currently do not hold financial instruments for trading or speculative purposes. Our financial assets are not subject to significant interest rate risk due to their short duration. A 100 basis-point increase in interest rates affecting our financial instruments would not have had a material effect on our 2010 pretax earnings. In addition, we had $1.039 billion principal amount of fixed rate debt as of June 30, 2010 that required U.S. Dollar repayment. To the extent that we require, as a source of debt repayment, earnings and cash flow from some of our subsidiaries located in foreign countries, we are subject to risk of changes in the value of certain currencies relative to the U.S. Dollar.
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
As of June 30, 2010, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our management, including the chief executive officer and chief financial officer. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
See Note 19, Commitments and Contingencies, of notes to condensed consolidated financial statements included elsewhere in this Quarterly Report, which is incorporated herein by reference.
Item 1A.    Risk Factors
In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our 2009 Form 10-K in evaluating our business, financial position, future results, and prospects. The information presented below updates and supplements those risk factors for events, changes and developments since the filing of the 2009 Form 10-K and should be read in conjunction with the risks and other information contained in the 2009 Form 10-K. The risks described in our 2009 Form 10-K, as updated below, are not the only risks we face. Additional risks that we do not presently know or that we currently believe are not material could also materially adversely affect our business, financial position, future results and prospects. Additional uncertainties relating to the proposed merger with Biovail are discussed under the heading “Risk Factors” in the preliminary joint proxy statement/prospectus contained in the registration statement on Form S-4 filed by Biovail on July 21, 2010 with the SEC and will be included in the definitive version thereof when it becomes available.
Our proposed merger with Biovail may cause disruption in our business.
The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the proposed merger, whether or not consummated, may adversely impact our relationships with third parties, including customers, suppliers and other business partners. Furthermore, our employees may experience uncertainty about their future role with Valeant or the combined company to be formed by our merger with Biovail. These potential distractions of the merger may adversely affect our ability to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals. A failure to retain and motivate executives and other key employees during the period prior to the completion of the merger could have an adverse impact on the business of Valeant. The foregoing disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement.
Failure to complete the proposed merger with Biovail could negatively impact our stock price and future business and financial results.
There is no assurance that the proposed merger will occur, and we cannot predict the exact timing of the consummation of the transaction. Consummation of the proposed merger is subject to the satisfaction or waiver of various conditions, and we cannot predict whether those conditions will be satisfied or waived. As a result, we cannot assure you that the proposed merger will be completed. If the closing conditions for the proposed merger set forth in the merger agreement are not satisfied or waived (if permissible under applicable law), or if the transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the proposed merger does not occur and the merger agreement is terminated, we may be required to pay Biovail a termination fee under the merger agreement of $100 million, and we will remain liable for significant expenses that we have incurred related to the transaction, including expenses such as legal, accounting, financial advisor, filing, printing and mailing fees. The foregoing risks, or other risks arising in connection with the failure of the merger, including the diversion of management attention from conducting the business of the Company and pursuing other opportunities during the pendency of the merger, may have an adverse effect on our business, operations, financial results and stock price.

If completed, Valeant’s merger with Biovail may not achieve its intended results.
We entered into the merger with Biovail with the expectation that the merger would result in various benefits, including cost savings, from combining the businesses of Valeant and Biovail. To realize these anticipated benefits, the businesses of Valeant and Biovail must be successfully integrated. This integration will be complex and time-consuming. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company not fully achieving the anticipated benefits of the merger.
Following the integration of Valeant and Biovail, the size of the combined company’s business will be dramatically larger than the size of Valeant’s business today. The combined company’s future success depends, in part, upon its ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. In addition, the indebtedness of the combined company may decrease its business flexibility and increase its borrowing costs, and the combined company’s substantial debt and debt service obligations may adversely affect the combined company. Valeant cannot assure you that the combined company will be successful or that the combined company will realize the expected operating efficiencies, synergies, cost savings, revenue enhancements and other benefits currently anticipated from the merger.
Lawsuits have been filed against Valeant relating to the proposed merger with Biovail. The outcome of these lawsuits is uncertain and an adverse ruling in any such lawsuits may prevent the proposed merger from being completed.
Since the proposed merger with Biovail was announced on June 21, 2010, Valeant, certain Valeant officers and directors, Biovail, BAC and Merger Sub have been named as defendants in one or more of the four purported stockholder class actions filed in the Superior Court of California, County of Orange and the three purported stockholder class actions filed in the Court of Chancery of the State of Delaware by stockholders of the Company challenging the proposed merger. The actions seek, among other things, to enjoin the defendants from completing the merger on the agreed upon terms. In addition, other lawsuits may be brought against us related to the proposed merger. We may be required to defend such lawsuits, thus incurring significant expenses. If these actions or similar actions that may be brought are successful, the merger could be delayed or prevented. See Note 19 to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report for further information on pending litigation related to the merger.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In October 2008, our board of directors authorized us to repurchase up to $200.0 million of our outstanding securities in a 24-month period ending October 2010, unless earlier terminated or completed. In May 2009, our board of directors increased the authorization to $500.0 million, over a period ending in May 2011. In March 2010, our board of directors further increased the authorization to $1.0 billion over a period ending in March 2013. Under the program, purchases of outstanding senior notes, convertible subordinated notes or common stock may be made from time to time on the open market, in privately negotiated transactions, pursuant to tender offers or otherwise, including pursuant to one or more trading plans, at times and in amounts as we see appropriate. The amount of securities to be purchased and the timing of such purchases are subject to various factors, which may include the price of the securities, general market conditions, corporate and regulatory requirements and alternate investment opportunities. The securities repurchase program may be modified or discontinued by the board of directors at any time. During the three and six months ended June 30, 2010, we purchased 2,637,545 shares of our common stock for a total of $106.6 million. As of June 30, 2010, we have repurchased an aggregate 9,886,438 shares of our common stock for $315.1 million under this program, in addition to the purchase of $206.1 million aggregate principal amount of our 3.0% Notes and 4.0% Notes at a purchase price of $207.3 million, including cash and warrants.
Set forth below is the information regarding shares repurchased under the securities repurchase program during the three months ended June 30, 2010:

				Approximate Dollar
			Total Number of	Value of Shares that
	Total Number of	Average Price	Shares Purchased	May Yet Be
	Shares	Paid Per	as Part of Publicly	Purchased under
Period	Repurchased	Share	Announced Plan	the Plan
				(In thousands)

4/1/10 - 4/30/10	2,637,545	$40.41	2,637,545	$478,746
5/1/10 - 5/31/10	—	$—	—	$478,746
6/1/10 - 6/30/10	—	$—	—	$478,746

Total	2,637,545	$40.41	2,637,545

Item 6.    Exhibits

Exhibit
Number		Description

2.1	*‡
Membership Interest Purchase Agreement, dated as of May 3, 2010, by and among the Registrant, Princeton Pharma Holdings LLC and the other parties named therein, previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed June 2, 2010, which is incorporated herein by reference.

2.2	*
Agreement and Plan of Merger, dated as of June 20, 2010, by and among the Registrant, Biovail Corporation, Biovail Americas Corp. and Beach Merger Corp., previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed June 23, 2010, which is incorporated herein by reference.

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

Exhibit
Number		Description

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

10.1
Exchange and Registration Rights Agreement, dated as of April 9, 2010, by and among the Registrant, Goldman, Sachs & Co. as Representative of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the 7.625% Senior Notes due 2020, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed April 12, 2010, which is incorporated herein by reference.

10.2
Indenture, dated as of April 9, 2010, by and among the Registrant, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7.625% Senior Notes due 2020, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed April 12, 2010, which is incorporated herein by reference.

10.3
Purchase Agreement, dated as of April 6, 2010, by and among the Registrant, the Purchasers named in Schedule I thereto and the Guarantors (as defined therein), relating to the 7.625% Senior Notes due 2020, previously filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed April 12, 2010, which is incorporated herein by reference.

10.4	†
Amendment, dated as of March 3, 2010 and approved by stockholders on May 11, 2010, to the Valeant Pharmaceuticals International 2006 Equity Incentive Plan, previously filed as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 23, 2010, which is incorporated herein by reference.

10.5
Purchase and Sale Agreement, dated as of April 30, 2010, by and among the Registrant and ValueAct Capital Master Fund, L.P., previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed May 3, 2010, which is incorporated herein by reference.

10.6	*
Credit and Guaranty Agreement, dated as of May 26, 2010, by and among the Registrant, the guarantors named therein, Goldman Sachs Bank USA and the other parties named therein, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 2, 2010, which is incorporated herein by reference.

10.7	*
Pledge and Security Agreement, dated as of May 26, 2010, by and among the Registrant, Goldman Sachs Bank USA and the other grantors named therein, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 2, 2010, which is incorporated herein by reference.

10.8
Commitment Letter, dated as of June 20, 2010, by and among the Registrant, Biovail Corporation, Goldman Sachs Lending Partners LLC, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc. and Jefferies Group, Inc., previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 23, 2010, which is incorporated herein by reference.

10.9
Voting Agreement, dated as of June 20, 2010, by and among the Registrant, Biovail Corporation and ValueAct Capital Master Fund L.P., previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 23, 2010, which is incorporated herein by reference.

15.1		Review Report of Independent Registered Public Accounting Firm.
15.2		Awareness Letter of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Chief Executive Officer and Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. § 1350.
101		The following financial statements from the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the

Exhibit
Number	Description

Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Statements tagged as blocks of text.

†	Management contract or compensatory plan or arrangement.

‡	Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC. Such information has been omitted and filed separately with the SEC.

*	Certain schedules and exhibits have been omitted. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
Valeant Pharmaceuticals International
Registrant
/s/ J. Michael Pearson
J. Michael Pearson
Chairman and Chief Executive Officer
Date: August 3, 2010
/s/ Peter J. Blott
Peter J. Blott
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 3, 2010

EXHIBIT INDEX

Exhibit
Number		Description

2.1	*‡
Membership Interest Purchase Agreement, dated as of May 3, 2010, by and among the Registrant, Princeton Pharma Holdings LLC and the other parties named therein, previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed June 2, 2010, which is incorporated herein by reference.

2.2	*
Agreement and Plan of Merger, dated as of June 20, 2010, by and among the Registrant, Biovail Corporation, Biovail Americas Corp. and Beach Merger Corp., previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed June 23, 2010, which is incorporated herein by reference.

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

10.1
Exchange and Registration Rights Agreement, dated as of April 9, 2010, by and among the Registrant, Goldman, Sachs & Co. as Representative of the several Initial Purchasers named therein and the Guarantors (as defined therein), relating to the 7.625% Senior Notes due 2020, previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed April 12, 2010, which is incorporated herein by reference.

10.2
Indenture, dated as of April 9, 2010, by and among the Registrant, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 7.625% Senior Notes due 2020, previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed April 12, 2010, which is incorporated herein by reference.

10.3
Purchase Agreement, dated as of April 6, 2010, by and among the Registrant, the Purchasers named in Schedule I thereto and the Guarantors (as defined therein), relating to the 7.625% Senior Notes due 2020, previously filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed April 12, 2010, which is incorporated herein by reference.

10.4	†
Amendment, dated as of March 3, 2010 and approved by stockholders on May 11, 2010, to the Valeant Pharmaceuticals International 2006 Equity Incentive Plan, previously filed as Annex A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed March 23, 2010, which is incorporated herein by reference.

10.5
Purchase and Sale Agreement, dated as of April 30, 2010, by and among the Registrant and ValueAct Capital Master Fund, L.P., previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed May 3, 2010, which is incorporated herein by reference.

Exhibit
Number		Description

10.6	*
Credit and Guaranty Agreement, dated as of May 26, 2010, by and among the Registrant, the guarantors named therein, Goldman Sachs Bank USA and the other parties named therein, previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 2, 2010, which is incorporated herein by reference.

10.7	*
Pledge and Security Agreement, dated as of May 26, 2010, by and among the Registrant, Goldman Sachs Bank USA and the other grantors named therein, previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 2, 2010, which is incorporated herein by reference.

10.8
Commitment Letter, dated as of June 20, 2010, by and among the Registrant, Biovail Corporation, Goldman Sachs Lending Partners LLC, Goldman Sachs Bank USA, Morgan Stanley Senior Funding, Inc. and Jefferies Group, Inc., previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed June 23, 2010, which is incorporated herein by reference.

10.9
Voting Agreement, dated as of June 20, 2010, by and among the Registrant, Biovail Corporation and ValueAct Capital Master Fund, L.P., previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed June 23, 2010, which is incorporated herein by reference.

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
101
The following financial statements from the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2010, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Statements tagged as blocks of text.

†	Management contract or compensatory plan or arrangement.

‡	Portions of this exhibit have been omitted pursuant to an Order Granting Confidential Treatment issued by the SEC. Such information has been omitted and filed separately with the SEC.

*	Certain schedules and exhibits have been omitted. The Registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.